Form 10-K
period 1994-12-31
BWC FINANCIAL CORP
filed 1995-03-23
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994, Commission file number 0-10658
                            BWC FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)

               California                             94-2621001
     (State of other jurisdiction of              (I.R.S. Employee
     incorporation or organization)               Identification No.)

             1400 Civic Drive, Walnut Creek, California  94596
                  (Address of principal executive office)

Registrant's telephone number, including area code: (510) 932-5353

     Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, no par value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 10, 1994: $8,169,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 10, 1994.

Title of Class:  Common Stock, no par value  Shares Outstanding:  830,737.

     Documents Incorporated by Reference*         Incorporated Into:
     1994 Annual Report to Shareholders           Part II and IV
     Definitive Proxy Statement for the 1995      Part III
     Annual Meeting of Shareholders to be
     filed by March 27, 1995.

* Only selected portions of the document specified are incorporated by reference into this report, as more particularly described herein.

                             TABLE OF CONTENTS

              PAGE

PART I

Item  1     Business                                                  1

Item  2     Properties                                                3

Item  3     Legal Proceedings                                         3

Item  4     Submissions of Matters to a Vote of Shareholders          3


PART II

Item  5     Market for the Registrant's Common Stock and
          Related Shareholder Matters                                 4

Item  6     Selected Financial Data                                   4

Item  7     Management's Discussion and Analysis of
          Financial Condition and Results of Operations          5 - 15

Item  8     Financial Statements and Supplementary Data              16


PART III

Item  9     Directors and Executive Officers of
          the Registrant                                             17

Item 10     Executive Compensation                                   17

Item 11     Security Ownership of Certain Beneficial
          Owners and Management                                      17

Item 12     Certain Relationships and Related Transactions           17


PART IV

Item 13     Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                        17

          Signatures                                                 18

          Index to Exhibits                                          19

                                  PART I


ITEM 1.  BUSINESS

BWC Financial Corp. ("Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. It is a holding company for Bank of Walnut Creek, which was incorporated under the laws of the State of California on November 26, 1979. Its principal office is located at 1400 Civic Drive, Walnut Creek, California 94596, and its telephone number is (510) 932-5353.

Bank of Walnut Creek has conducted the business of a commercial bank since December 12, 1980. The Bank's primary focus is to engage in wholesale commercial banking, serving small to middle-sized businesses, professionals, high net worth individuals and general retail banking business. Rather than concentrate on any specific industry, the Bank has solicited and attracted customers from a wide variety of light manufacturing, wholesaling, retailing, contracting, real estate development and service businesses, accountants, physicians and dentists.

The Bank offers a full range of commercial banking services emphasizing the banking needs of individuals, and the business and professional community in Walnut Creek, California and surrounding areas of Contra Costa County. The Bank accepts checking and savings deposits, makes construction loans, mortgage real estate loans, commercial loans, and installment loans, and offers safe deposit services, including oversize boxes for short-term storage. It sells travelers checks, issues drafts, and offers other customary banking services. The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. Bank of Walnut Creek also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at all bank locations, 24 hours a day, and are part of the EDS and Cirrus networks with ATM access at locations throughout the United States and Canada.

During 1994 the Bank established an SBA (Small Business Administration) lending department, which adds to the Corporations range of services to its clients. On September 1, 1994 the Corporation started a mortgage business known as BWC Real Estate. This subsidiary entered into a joint venture with a broker forming a brokerage service called "BWC Mortgage Services". This brokerage service serves all areas serviced by the Bank subsidiary and provides an outlet for not only the Bank's construction clients but for any person(s) seeking long term mortgage financing. The long term financing is placed through the most competitive mortgage investors available in the market.

The Bank is not at this time authorized to conduct trust business and has no present intention to apply to regulatory authorities to do so. Although the Bank does not directly offer international banking services, the Bank does make such services available to its customers through other financial institutions with which the Bank has correspondent banking relations.

Service Area

Contra Costa County, with a population of 869,000, represents the general service area of Bank of Walnut Creek and its branches. Walnut Creek,

California, the principal area served by Bank of Walnut Creek, has a population of approximately 63,000. The Bank also serves surrounding areas, mostly located within Contra Costa County and Almedia County.

In addition to its head office in Walnut Creek, California, the Bank operates branch offices in the cities of Orinda, Danville, San Ramon and Pleasanton, California.

The most recent office was opened on April 15, 1994 at 249 Main Street Pleasanton, California. The principal area served by this office is Pleasanton, with a population of approximately 55,000.

BWC Financial Corp. has no foreign or international activities or operations.

Competition

The banking business in the Bank's primary service area, consisting of Contra Costa County, Southern Solano County, and Northern Alameda County, is highly competitive with respect to both loans and deposits. The area is dominated by the major California banks, all of which have multiple branch offices throughout our defined service area. Additionally, there are many thrifts representing most of the major thrift institutions operating in the California market. There are also a number of other independent banks that are a source of competition due to the similarity of the market served.

Among the advantages of major banks are their abilities to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank and to have substantially higher legal lending limits due to their greater capitalizations. In addition to major banks, some of the nation's largest savings and loan associations are located in California and compete for mortgage business along with smaller savings and loan associations.

Bank of Walnut Creek is in direct competition with all these financial institutions. Management believes the Bank competes successfully with these institutions because of sound management techniques and the flexibility to adjust to changing economic situations. The dedication of founders, directors, and bank personnel has been instrumental in the Bank's ability to compete. The Bank is dedicated to providing personal attention to the financial needs of businesses, professionals, and individuals in its service area.


Employees

At December 31, 1994, Bank of Walnut Creek employed 60 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary BWC Real Estate. There are 4 persons employed by the joint venture BWC Mortgage Services.


Supervision and Regulation

As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California State Banking Department. The Bank is also subject to regulation, supervision, and periodic examination by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System. As a state bank, the Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000.

The regulations of those state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including, but not limited to, requiring the maintenance of non-interest bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends, regulating bank expansion and bank activities, including real estate development activities and determining characteristics of certain deposit accounts.


ITEM 2.  PROPERTIES

The principal office of the Bank of Walnut Creek is located at 1400 Civic Drive, in the financial district of downtown Walnut Creek. The premises are located in a modern building of which the Bank has leased approximately 11,917 square feet.

BWC Financial Corp. shares common quarters with Bank of Walnut Creek in its principal office.

On September 24, 1982, a branch office was opened at 224 Brookwood Road, Orinda, California. The branch serves the Orinda area. The premises are located in a remodeled building of approximately 320 square feet.

On November 12, 1985, a branch office was opened at 3130 Crow Canyon Place, San Ramon, California. The branch serves the San Ramon area. The premises are located in a modern building of which the Bank has leased approximately 3,375 square feet.

On June 8, 1990, the Bank leased 2263 square feet of office space located at 424 Hartz Avenue, Danville, California, to house the Bank's Danville office, serving the community of Danville.

On January 6, 1994 the Bank leased 3880 square feet of office space located at 249 Main Street, Pleasanton, California to house the Bank's Pleasanton office, serving the community of Pleasanton.


ITEM 3.  LEGAL PROCEEDINGS

At this time there are no pending or threatened legal proceedings to which the Corporation is a party or to which any of the Corporation's properties are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                  PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption "Common Stock Prices" on page 23 of the Corporation's 1994 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Operations" on page 20 of the Corporation's 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see "Management's
Discussion and Analysis of Operations" at pages 20 through 23 of the 1994 Annual Report to Shareholders which is incorporated herein by reference.  The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 1994 Annual Report to Shareholders which is incorporatedherein by reference.

Distribution of Average Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential.

The following is an analysis of net earnings for the years ended December 31.

EARNING ASSETS                                                    1994                                       1993
                                                             Interest Rates                             Interest Rates
                                               Average        Income/ Earned/             Average        Income/ Earned/
                                               Balance        Expense Paid (1)            Balance        Expense Paid (1)
Federal Funds Sold                           $4,431,000       $185,000   4.18%          $3,292,000        $95,000   2.88%
Other Short Term Investments                  1,562,000         76,000   4.87
Investment Securities:
  U.S. Treasury Securities                   10,090,000        497,000   4.92           11,928,000        629,000   5.27
  Securities of U.S.
    Government Agencies                       1,958,000        114,000   5.84               28,000          1,000   3.10
  Obligations of States &
    Political Subdivisions (1)               11,169,000        508,000   6.27            9,105,000        395,000   6.83
Loans (2) (3) (4) (5)                        85,893,000      8,293,000   9.66           79,270,000      7,338,000   9.26

TOTAL EARNING ASSETS                       $115,103,000     $9,673,000   8.56%        $103,623,000     $8,458,000   8.38%

NONEARNING ASSETS                             9,231,000                                  9,903,000

TOTAL                                      $124,334,000                               $113,526,000

Note: Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
(1)   Amounts calculated on a fully Tax-Equivalent Basis where appropriate (1994 and 1993 Federal Statutory Rate - 34%).
(2)   Nonaccrual loans of $533,000 and $755,000 as of December 31, 1994 and 1993 have been included in the average loan balance.  Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
(3)   Average loans are net of average deferred loan origination fees of $435,000 and $468,000 in 1994 and 1993 respectively.
(4)   Loan interest income includes loan origination fees of $830,000 and $1,050,000 in 1994 and 1993 respectively.

ITEM 7.    (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                  1994                                       1993
                                                             Interest Rates                             Interest Rates
                                               Average        Income/ Earned/             Average        Income/ Earned/
                                               Balance        Expense Paid (1)            Balance        Expense Paid (1)
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                 $19,984,000       $396,000   1.98%         $14,906,000       $278,000   1.87%
   Money Market Accounts                     43,917,000      1,213,000   2.76           48,327,000      1,406,000   2.91
   Time                                      23,718,000        936,000   3.95           18,267,000        647,000   3.54
TOTAL (6)                                    87,619,000      2,545,000   2.90           81,500,000      2,331,000   2.86

Funds Purchased                                  61,000          2,000   3.00               59,000          2,000   2.91
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS                 $87,680,000     $2,547,000   2.90          $81,559,000     $2,333,000   2.86

NONINTEREST-BEARING DEPOSITS                 24,656,000           --                    20,696,000           --

OTHER LIABILITIES                               552,000           --                       762,000           --

SHAREHOLDERS' EQUITY                         11,446,000           --                    10,509,000           --

TOTAL                                      $124,334,000                               $113,526,000

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                                $7,126,000   6.34%                         $6,125,000   6.13%

Note: Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.

Change in Interest and Expense
Due to Volume Change and Rate Change


The following table provides pertinent information about interest income and expense between the years 1994 and 1993, and between the years 1993 and 1992. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 1994 total interest income increased $1,215,000 from 1993. Of this increase $640,000 or 53% was related to volume increases of interest earning assets and $575,000 or 47% was related to increases in rates.

During 1994 total interest expense increased $214,000 from 1993. Of this increase $196,000 or 92% was related to volume increases in deposits and $18,000 or 8% was related to increases in rates.

The result of the above is that net interest income increased $1,001,000 during 1994 as compared to 1993. Net volume increases accounted for an increase of $444,000 whereas net rate increases accounted for $557,000.

During 1993 total interest income increased $158,000 from 1992. Based on the volume increases on interest earning assets, interest income would have
increased $948,000.   However, this was reduced by $790,000 due to average
rate decreases during the respective periods. On the other hand, total interest expense decreased $473,000. Based on volume increases on interest bearing deposits, interest expense would have increased $271,000. However, this was reduced by $744,000 due to average rate decreases in 1993 as compared to 1992.

The result of the above is that net interest income increased $631,000 during
1993 as compared to 1992.   Volume increases accounted for an increase of
$677,000 whereas rate decreases accounted for $46,000, resulting in a net increase of $631,000.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                                                           1994 over 1993                        1993 over 1992
                                                    Volume       Rate        Total        Volume       Rate      Total
Increases (Decreases) in Interest Income
Federal Funds Sold                                 $40,000    $50,000      $90,000       ($2,000)   ($8,000)  ($10,000)
Other Short Term Investments                        38,000     38,000       76,000           --         --         --
Investment Securities:
   U.S. Treasury Secutities                        (94,000)   (38,000)    (132,000)      123,000   (154,000)   (31,000)
   Securities of U.S. Government Agencies           86,000     27,000      113,000       (74,000)   (30,000)  (104,000)
   Obligations of State and
      Political Subdivisions (1)                   120,000     (7,000)     113,000       168,000    (18,000)   150,000
Loans (2)                                          450,000    505,000      955,000       733,000   (580,000)   153,000

      TOTAL INCREASE (DECREASE)                    640,000    575,000    1,215,000       948,000   (790,000)   158,000


Increase (Decrease) in Interest Expense
Deposits:
Savings & NOW Accounts                             114,000      4,000      118,000        85,000   (100,000)   (15,000)
Money Market Accounts                             (125,000)   (68,000)    (193,000)      363,000   (400,000)   (37,000)
Time Deposits                                      207,000     82,000      289,000      (178,000)  (244,000)  (422,000)
Federal Funds Purchased                                --         --           --          1,000        --       1,000

      TOTAL INCREASE (DECREASE) (2)                196,000     18,000      214,000       271,000   (744,000)  (473,000)

Increase (Decrease) on Net Interest Income        $444,000   $557,000   $1,001,000      $677,000   ($46,000)  $631,000

(1)  Amounts calculated on a fully taxable equivalent basis where appropriate.

Volume changes are caused by differences in the level of earning assets and interest-bearing deposits.  Rate changes result from differences in yields earned on assets and rates paid on liabilities.  Changes not solely attributable to volumes or rates have been allocated equally between rate and volume.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities stable net interest margin.  Interest rate sensitivity spread management  are required to provide an optimum and is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of December 31,
1994 and 1993 respectively.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undueinterest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity             3       3-6        12       1-5    Over 5
Repricing within:                months    months    months     years     years    Totals
December 31, 1994
ASSETS:
Federal funds sold               $3,300        --        --        --        --    $3,300
Other short term invesements      3,018        --        --        --        --     3,018
Investment securities             2,660     3,338     4,669    18,087        --    28,754
Construction & real estate loa   21,093     5,570     4,240       406       745    32,054
Commercial loans                 26,271     1,177       242       838        10    28,538
Consumer loans                   25,870       123       261       846       217    27,317
Interest-bearing assets          82,212    10,208     9,412    20,177       972   122,981

Savings and Now accounts         24,681        --        --        --        --    24,681
Money market accounts            37,062        --        --        --        --    37,062
Time deposits <$100,000           4,864     5,560     4,129     2,309        --    16,862
Time deposits >$100,000           6,074     3,009     4,079       865        --    14,027
Interest-bearing liabilities     72,681     8,569     8,208     3,174        --    92,632

Rate sensitive gap               $9,531    $1,639    $1,204   $17,003      $972   $30,349

Cumulative rate sensitiveity g   $9,531   $11,170   $12,374   $29,377   $30,349   $60,698
Cumulative position to average
     earning assets                7.75%     9.08%    10.06%    23.89%    24.68%

Interest Rate Sensitivity (Con        3       3-6        12       1-5    Over 5
Repricing within:                months    months    months     years     years    Totals
December 31, 1993
ASSETS:
Federal funds sold               $3,965        --        --        --        --    $3,965
Investment securities                835     3,541     6,719    11,779       100    22,974
Construction & real estate loa    23,986     4,675     4,456       260       529    33,906
Commercial loans                  21,326       129       223        43     1,089    22,810
Consumer loans                    23,578       213       322     1,255       250    25,618
Interest-bearing assets           73,690     8,558    11,720    13,337     1,968   109,273

Savings and Now accounts          17,692       --        --        --        --     17,692
Money market accounts             45,050       --        --        --        --     45,050
Time deposits <$100,000            5,039     2,906     2,190       774       --     10,909
Time deposits >$100,000            4,875     1,737       547       --        --      7,159
Interest-bearing liabilities      72,656     4,643     2,737       774       --     80,810

Rate sensitive gap               $1,034    $3,915    $8,983   $12,563    $1,968   $28,463

Cumulative rate sensitiveity g   $1,034    $4,949   $13,932   $26,495   $28,463   $56,926
Cumulative position to average
     earning assets                0.95%     4.53%    12.75%    24.25%    26.05%

INVESTMENT SECURITIES

Information regarding the book value of investment securities as of December 31, 1994 and 1993 is set forth in Note 2 on Page 11 of the Corporation's 1994 Annual Report to Shareholders and is
incorporated herein by reference.

The following table is a summary of the relative maturities and yields on BWC Financial Corp.'s investment securities as of December 31, 1994.  Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.

                                                                     Maturing
                                                               After One but Within
                                        Within one Year              Five Years           Total
                                           Amount  Yield          Amount  Yield          Amount  Yield
U.S. Treasury Securities               $2,969,000  3.99%     $10,383,000  5.94%     $13,352,000  5.10%
Obligations of U.S. Government
   Agencies                             1,389,000  5.62       $2,678,000   6.43      $4,067,000   6.15
Obligations of State and
   Political Subdivisions:
      Tax-exempt*                       3,655,000  3.98        4,855,000   4.63      $8,510,000   4.35

      Taxable                           2,655,000  5.77          170,000   4.87      $2,825,000   5.72

          TOTAL                       $10,668,000  4.64%     $18,086,000  5.65%     $28,754,000  5.09%

*  Interest is exempt from Federal Income Taxes.

LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 1994 and 1993
is set forth in Note 3 on page 12 of the Corporation's 1994 Annual Report to Shareholders
and is incorporated herein by reference.

Maturity Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution and interest rate sensitivity of loans of the
Corporation on December 31, 1994.

                                                   LOANS WITH A MATURITY OF
                                       One Year         One to        After Five
                                       or Less        Five Years        Years           Total
Real Estate Construction               $17,904,000        --              --           $17,904,000
Commercial                              11,710,000      $8,822,000      $8,006,000      28,538,000
Installment                              2,933,000       1,582,000      22,802,000      27,317,000
Real Estate Mortgages                      233,000       9,259,000       4,658,000      14,150,000

     TOTAL                             $32,780,000     $19,663,000     $35,466,000     $87,909,000


Loans with Fixed Interest Rates         $2,186,000      $1,984,000        $972,000      $5,142,000
Loans with Floating Interest Rates      30,594,000      17,679,000      34,494,000      82,767,000

     TOTAL                             $32,780,000     $19,663,000     $35,466,000     $87,909,000

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended December 31, 1994, 1993, and 1992 is set forth in Note 4 on page 13 of the Corporation's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Allocation of Allowance for Credit Losses is based upon estimates of potential credit losses and is maintained at a level considered adequate to provide for losses that can be reasonable anticipated.  The allowance is increased by provisions charged to expense and reduced by net charge-offs.  Management continually evaluates the economic climate and other conditions to determine the adequacy of the allowance.  Ultimate losses may vary from current estimates.

                                         1994                               1993
                              Allocation       Loans As A        Allocation       Loans As A
                              of Allowance     Percent Of        of Allowance     Percent Of
Type of Loan                  Balance          Total Loans       Balance          Total Loans
Real Estate Construction            $237,000      20.37%               $396,000      27.28%

Commercial                           329,000      32.46                 518,000      27.70

Installment                          235,000      31.07                 163,000      31.12

Real Estate Mortgages                 35,000      16.10                 106,000      13.90

Unallocated                          662,000       --                   235,000       --

     TOTAL                        $1,498,000     100.00%             $1,418,000     100.00%

BWC Financial Corp. believes that any breakdown or allocation of the allowance into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated reserve available for all loans and commitments to extend credit.  The allowance breakdown shown above should not be interpreted as an indication of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.

                                               For the Year Ended December 31
                                              1994                        1993
                                          Average                     Average
                                          Balance  Rates              Balance  Rates
Noninterest-Bearing Demand            $24,656,000   --            $20,696,000   --
Savings and NOW Accounts               19,984,000  1.98%           14,906,000  1.86%
Money Market Accounts                  43,917,000  2.76            48,327,000  2.91
Time Deposits                          23,718,000  3.95            18,267,000  3.54
    Total Deposits                   $112,275,000  2.27%         $102,196,000  2.28%


Time Certificates in Amounts of $100,000 or More
                                     December 31,
Time Remaining to Maturity                    1994
Less than three months                 $6,074,000
Three to six months                     3,009,000
Six to twelve months                    4,079,000
More than twelve months                   865,000

    TOTAL                             $14,027,000

FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.
                                       Year Ended December 31,
                                              1994    1993
Return on average assets                     0.94%   0.75%
Return on average shareholders' equ          9.54%   7.39%
Cash dividend payout ratio                   0.00%   0.00%
Average shareholders' equity as % of:
  Average total assets                       9.90%  10.09%
  Average total deposits                    10.96%  11.21%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 6 through 19 of the Corporation's 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                 PART III

Pursuant to General Instruction G(3), the information in Items 9, 10, 11 and 12 of Part III is furnished by way of incorporation by reference to those sections of the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 20, 1995.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  Documents Filed as Part of this Report

 1.  Financial Statements

 The consolidated financial statements of BWC Financial Corp. and subsidiary listed below and appearing at the indicated page number in BWC's 1994 Annual Report to Shareholders are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES                     Page Number*

Independent Public Accountants' Report                             19
Independent Public Accountants' Report for the years
   ended December 31, 1994 and 1993 is filed herewith              19

Consolidated Balance Sheets as of  December 31, 1994 and 1993       6

Consolidated Statements of Income for the years ended
December 31, 1994, 1993 and 1992                                    7

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1994, 1993 and 1992                        8

Consolidated Statements of Cash Flows for the years ended
December 31, 1994, 1993 and 1992                                    9

Notes to Consolidated Financial Statements                    10 - 19

  2.  Financial Statement Schedules

  All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)    Reports on Form 8-K

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 1994.

(C)    Exhibits Filed:

See Index to Exhibits at page 17 of this Form 10-K.

*Refers to page number in the 1994 Annual Report to Shareholders.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BWC FINANCIAL CORP.


                     By
                              Leland E. Wines
           Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                 Title                                 Date


                          Chairman of the Board
James L. Ryan             and Director                        3/15/95



                          Executive Vice President and
Leland E. Wines           Chief Financial Officer             3/15/95


                          Director
Tom Mantor                                                    3/15/95


                          Director
Richard G. Hill                                               3/15/95


                          Director
Reynold C. Johnson III                                        3/15/95


                          Director
Craig Lazzareschi                                             3/15/95


                          Director
John F. Nohr                                                  3/15/95


                          Director
John L. Winther                                               3/15/95

                             INDEX TO EXHIBITS



                EXHIBIT                                EXHIBIT NUMBER


Articles of Incorporation and Amendments               Refer to 10K filing
                                                       of March, 1994.

By-Laws                                                Refer to 10K filing
                                                       of March, 1994.

1994 Annual Report to Shareholders                               13.1

Consents of Auditors:

     Arthur Andersen LLP Consent dated March 15, 1995            24.1

Report of Independent Public Accountants:

     Arthur Andersen LLP Report dated March 15, 1995             25.1