Form 10-Q
period 1995-03-31
BWC FINANCIAL CORP
filed 1995-04-27
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				  WASHINGTON, D.C.  20549
					 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31 , 1995.

Commission File Number 0-10658


					 BWC FINANCIAL CORP.
			(Exact name of registrant as specified in its charter)


	  CALIFORNIA                                          94-262100
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


1400 Civic Drive, Walnut Creek, California                           94596
(Address of principal executive officer)

				       (510) 932-5353
		(Registrant's Telephone Number, including area code)


					 N/A
		(Former name, former address, and former fiscal year,
			if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No _____


	APPLICABLE ONLY TO ISSUERS INVOLVED
	IN BANKRUPTCY PROCEEDINGS DURING
	THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1924 subsequent to the distribution of securities under a plan
confirmed by court.   Yes         No _____


	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of March 31, 1995, there were 835,165 shares of common stock, no par value outstanding.

						TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
									 PAGE


Item 1         Consolidated Balance Sheets                                3

	       Consolidated Statements of Income                          4

	       Consolidated Statements of Cash Flows                      5

	       Notes to Consolidated Financial Statements                 6-7


Item 2         Management's Discussion and Analysis
		   of Results of Operations                               8-10

		 Interest Rate Sensitivity Table                          11


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                          12

Item 2         Changes in Securities                                      12

Item 3         Defaults Upon Senior Securities                            12

Item 4         Submission of Matters to a Vote of
		  Security Holders                                        12

Item 5         Other Materially Important Events                          12

Item 6         Exhibits and Reports on Form 8-K                           12


	       Signatures                                                 13

 BWC FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
                                                                                March 31,        December 31,
ASSETS                                                                               1995                1994
Cash and Due From Banks                                                        $8,983,000          $8,552,000
Federal Funds Sold                                                             $3,450,000           3,300,000
Other Short Term Investments                                                    3,018,000           3,018,000
                    Total Cash and Cash Equivalents                            15,451,000          14,870,000

Investment Securities:
     Available for Sale                                                        15,752,000          17,419,000
     Held to Maturity (approximate market value
         of $10,402,000 in 1995 and $10,982,000 in 1994)                       10,564,000          11,335,000
Loans, Net of Allowance for Credit Losses of $1,565,000
     in 1995 and $1,498,000 in 1994.                                           83,775,000          86,411,000
Bank Premises and Equipment, Net                                                  953,000             993,000
Interest Receivable and Other Assets                                            1,917,000           2,116,000

                    Total Assets                                             $128,412,000        $133,144,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                      $28,548,000         $27,340,000
      Interest-bearing:
          Money Market Accounts                                                31,969,000          37,062,000
          Savings and NOW Accounts                                             24,016,000          24,681,000
          Time Deposits:
               Under $100,000                                                  16,735,000          16,862,000
               $100,000 or more                                                12,970,000          14,027,000
               Total Interest-bearing                                          85,690,000          92,632,000

                    Total Deposits                                            114,238,000         119,972,000
Interest Payable and Other Liabilities                                            874,000             529,000

                    Total Liabilities                                         115,112,000         120,501,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                 --                  --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        835,165 shares in 1995 and 830,737 in 1994.                             9,052,000           9,026,000
Retained Earnings                                                               4,248,000           3,617,000
                    Total Shareholders' Equity                                 13,300,000          12,643,000
                    Total Liabilities and
                         Shareholders' Equity                                $128,412,000        $133,144,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                                     1995                1994
INTEREST INCOME
       Loans, Including Fees                                                   $2,264,000          $1,837,000
       Investment Securities:
          Taxable                                                                 280,000             131,000
          Non-taxable                                                              87,000              99,000
       Federal Funds Sold                                                          19,000              18,000
      Other Short Term Investments                                                 35,000
                Total Interest Income                                           2,685,000           2,085,000

INTEREST EXPENSE
       Deposits                                                                   729,000             526,000
                                                                                    1,000
                 Total Interest Expense                                           730,000             526,000

NET INTEREST INCOME                                                             1,955,000           1,559,000
PROVISION FOR POSSIBLE CREDIT LOSSES                                               75,000              45,000

NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE CREDIT LOSSES                                               1,880,000           1,514,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                                        127,000              88,000
       Investment Securities Gains, Net                                               --                5,000
       Other                                                                       99,000              42,000
                Total Noninterest Income                                          226,000             135,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                                              773,000             693,000
       Occupancy                                                                  188,000             159,000
       Furniture and Equipment                                                     98,000             100,000
       Other                                                                      464,000             424,000
                Total Noninterest Expense                                       1,523,000           1,376,000

INCOME BEFORE INCOME TAXES                                                        583,000             273,000
Provision for Income Taxes                                                        192,000              82,000

NET INCOME                                                                       $391,000            $191,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                                            $0.44               $0.22
Average common and common equivalent shares                                       897,815             876,322

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the Three Months Ended March 31,
                                                                                          1995                1994
OPERATING ACTIVITIES:

Net Income                                                                            $391,000            $191,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                        (159,000)           (233,000)
     Provision for possible credit losses                                               75,000              45,000
     Depreciation and amortization                                                      71,000             114,000
     (Increase)decrease in accrued interest receivable
        and other assets                                                               198,000             (21,000)
     Increase(decrease) in accrued interest payable
        and other liabilities                                                          345,000             (12,000)
               Net Cash Provided(Used) by Operating Activities                         921,000              84,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                    2,871,000           1,458,000
Proceeds  from the sales of investment securities                                          --            2,989,000
Purchase of investment securities                                                          --             (734,000)
Loans originated, net of collections                                                 2,553,000          (3,741,000)
Purchase of bank premises and equipment                                                (31,000)           (141,000)
               Net Cash Used by Investing Activities                                 5,393,000            (169,000)

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                                                  (5,734,000)          4,104,000
               Net Cash Provided(Used) by Financing Activities                      (5,734,000)          4,104,000


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                                         580,000           4,019,000
Cash and cash equivalents at beginning of year                                      14,871,000           9,125,000
     Cash and Cash Equivalents at period end                                       $15,451,000         $13,144,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                         $655,000            $506,000

Income Taxes Paid                                                                       $1,000              $6,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's 1994 annual report on Form 10-K. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

	Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.      SIGNIFICANT ACCOUNTING POLICIES

	The Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Imapirment of a Loan" on January 1, 1995. There was no material impact on the Corporation's financial position or results of operations as a result this adoption.


	The amortized cost and approximate market value of investment securities at March 31, 1995 are as follows:

							Gross
				    Amortized      Unrealized            Market
					 Cost            Loss             Value
Held-to-maturity
    Obligations of State and
      Political Subdivisions      $10,564,000       $ 162,000       $10,402,000


    Available-for-sale
      U.S. Treasury Securities      $12,108,000     $  81,000       $12,027,000

    Available-for-sale
      U.S. Government Agencies      $ 3,748,000     $  23,000       $ 3,725,000


For the three months ended March 31, 1995, the Bank had no proceeds from sale of investment securities.

	The Corporation had investments in a mutual fund comprised of investments in short term US government securities and redeemable on a one day notice, in the amount of $3,018,000. The yield on this investment averages slightly higher than that available on Fed Funds and the liquidity is approximately the same.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 1995. (This table does not include accounting adjustments related to FASB 115)


				  Held-to-Maturity         Available-for-Sale

			      Amortized     Market      Amortize       Market
				   Cost      Value         Cost         Value

     Within one year         $5,545,000 $5,433,000    $4,541,000   $4,504,000
     After one but within
       five years            $5,419,000 $4,969,000   $11,315,000  $11,248,000
     Over five years                 --         --            --           --



3.      RECONCILIATION OF ALLOWANCE FOR CREDIT LOSSES

						   For the Three months Ended
							    September 30,
							1995             1994

     Allowance for credit losses December         $1,498,000       $1,418,000
     Chargeoffs made                                 (13,000)         (49,000)
     Recoveries made                                   5,000           47,000
     Net (losses)/recoveries                          (8,000)          (2,000)

     Provisions made                                  75,000          180,000
     Allowance for credit losses at end
	of period                                 $1,565,000       $1,596,000

     Ratio of credit losses to loans                    1.83%            1.93%

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first three months in 1995 of $391,000 is $200,000 greater then the first three months in 1994. This represents a return on average assets during the quarter of 1.24% and a return on average equity of 12.04%. During the first quarter of 1994 the Corporation earned $191,000 which was a return on average assets of .65% and on average equity of 6.36%.

Net interest income increased $396,000 during the first quarter of 1995 as compared to 1994, and noninterest income increased $91,000. Noninterest expense increased $147,000 between the respective periods. Provision for possible credit losses increased $30,000 and the provision for income taxes increased $110,000 between the respective periods.

Earning assets averaged $117,918,000 during the first quarter of 1995, up $10,764,000 from the comparable quarter of 1994. During this same period deposits averaged $113,579,000, up $8,431,000 from the comparable quarter of 1994.

Earnings per average common and common equivalent shares (this includes any dilutive effect of unexercised options outstanding) was $0.44 for the first three months of 1995 as compared to $0.22 for the first three months of 1994.


Net Interest Income

Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short term investments. Interest expense represents interest paid to the Corporation's depositors, as well as to others from whom the Corporation borrows funds on a temporary basis.

Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans and deposits and interest rate fluctuations caused by economic conditions greatly affect net interest income.

Net interest income during the first three months of 1995 was $1,955,000 or $396,000 greater than the comparable period in 1994. This is primarily the result of an increase in interest rates resulting in an improved net interest spread in the 1995 period as compared to 1994. Based on the volume increase alone, net interest income increased by $31,000 over the comparable quarter in 1994. Based in the improved net spread alone, net interest income increased by $365,000.


Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of March 31, 1995 was 1.83% as compared to 1.74% for the period ending March 31, 1994. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had a net recovery of approximately $5,000 during the first quarter of 1995 as compared to $36,000 during the comparable period in 1994.

The following table provides information on past due and nonaccrual loans:

						For the Three Months Ended
							  March 31,
						1995                   1994
Loans Past Due 90 Days or More            $       --              $    7,000
Nonaccrual Loans                             686,000               1,327,000
Total                                     $  686,000              $1,334,000


As of March 31, 1995 and 1994, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1995 remains uncollected. Interest foregone on nonaccrual loans was approximately $91,000 and $88,000 as of March 31, 1995 and 1994 respectively.


Noninterest Income

Noninterest income during the first quarter of 1995 was $91,000 greater than earned during the comparable quarter of 1994. This was reflected in increases in most areas of noninterest income and fees.


Noninterest Expense

Salaries and related benefits are $80,000 greater during the first quarter of 1995 as compared to 1994. This increase is related to general merit increases and the opening of the Corporation's new banking office in Pleasanton California. Occupancy expense also increased $29,000 during the respective periods due to the addition of the new Pleasanton Office and to CPI rental adjustments and operating expense increases. Total Furniture and Equipment expense remained about the same between the respective periods, decreasing only $2,000 between the respective periods. Other Expense increased $38,000 between the respective periods, related to increased fees for check clearing and correspondent services, and to new services offered by the Bank, such as its Prestige checking services and Visa card program.

Other Real Estate Owned

As of March 31, 1995 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

Capital Adequacy

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two Tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital consists of the eligible allowance for loan losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at March 31, for both 1995 and 1994. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of March 31, 1995, December 31, 1994, and March 31, 1994.

Risk-based capital ratios:                    Capital Ratios
								      Minimum
Current guidelines           March 31,    December 31, March 31,   regulatory
				 1995         1994       1994    requirements
   Tier 1 capital               13.61%       12.70%     12.08%       4.00%
   Total capital                14.86%       13.95%     13.34%       8.00%
   Leverage ratio                9.84%        9.35%      9.53%       3.00%


Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 32% of total assets at March 31, 1995 and 27% at March 31, 1994. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $9,000,000.

General

Total assets of the Corporation at March 31, 1995 of $128,412,000 are up $8,712,000 as compared to March 31, 1994 Total deposits of $114,238,000 are up $6,968,000 from March 31, 1994.

The Corporation's loan to deposit ratio as of March 31, 1995 was 75%, as compared to 80% on March 31, 1994.

Other Short Term Investments are investments in a mutual fund operated by Federated Funds Investments and comprised of short term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but carry a slightly higher yield.

The increase in Interest Payable and Other Liabilities from year end to March 31, 1995 is comprised primarily of an increase in income taxes payable.
In addition to a SBA (Small Business Administration) department opened in 1994 the Corporation began offering mortgage brokerage services through a new subsidiary opened in September 1994. Although these services were not financial contributors during 1994 the Corporation expects them to provide a positive impact during 1995.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities are required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 1994 and December 31, 1993.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity                       3            3-6             12            1-5         Over 5
Repricing within:                          months         months         months          years          years         Totals
March 31, 1995
ASSETS:
Federal funds sold                         $3,450            --             --             --             --          $3,450
Other Short Term Securities                $3,018            --             --             --             --          $3,018
Investment securities                      $2,004         $2,933         $5,605         $8,619               0       $19,261
Construction & real estate loans          $19,991         $7,751         $1,226             $0             $0        $28,968
Commercial loans                          $24,133           $171           $327           $931         $1,089        $25,562
Consumer loans                            $24,254           $150           $307         $1,041           $228        $25,980
Interest-bearing assets                   $76,850        $11,005         $7,465        $10,591         $1,317       $106,239

Savings and Now accounts                  $18,816               0              0              0              0       $18,816
Money market accounts                     $46,579               0              0              0              0       $46,579
Time deposits <$100,000                    $2,692         $5,923         $2,198           $651             $3        $11,467
Time deposits >$100,000                    $1,212         $5,193           $648           $111               0        $7,164
Interest-bearing liabilities              $69,299        $11,116         $2,846           $762             $0        $84,026

Rate sensitive gap                         $7,551          ($111)        $4,619         $9,829         $1,317        $22,213

Cumulative rate sensitiveity gap           $7,551         $7,440        $12,059        $21,888        $23,205        $45,418
Cumulative position to average
     earning assets                          7.11%          7.00%         11.35%         20.60%         21.84%

Interest Rate Sensitivity                       3            3-6             12            1-5         Over 5
Repricing within:                          months         months         months          years          years         Totals
March 31, 1994
ASSETS:
Federal funds sold                         $3,600               0              0              0              0        $3,600
Investment securities                      $2,004         $2,933         $5,605         $8,619               0       $19,261
Construction & real estate loans          $26,245         $6,025         $1,866           $147           $519        $34,802
Commercial loans                          $24,133           $171           $327           $931         $1,089        $25,562
Consumer loans                            $24,254           $150           $307         $1,041           $228        $25,980
Interest-bearing assets                   $80,236         $9,279         $8,105        $10,738         $1,836       $109,205

Savings and Now accounts                  $18,816               0              0              0              0       $18,816
Money market accounts                     $46,579               0              0              0              0       $46,579
Time deposits <$100,000                    $2,692         $5,923         $2,198           $651             $3        $11,467
Time deposits >$100,000                    $1,212         $5,193           $648           $111               0        $7,164
Interest-bearing liabilities              $69,299        $11,116         $2,846           $762             $0        $84,026

Rate sensitive gap                        $10,937        ($1,837)        $5,259         $9,976         $1,836        $25,179

Cumulative rate sensitiveity gap          $10,937         $9,100        $14,359        $24,335        $26,171        $51,350
Cumulative position to average
     earning assets                         10.02%          8.33%         13.15%         22.28%         23.97%

			     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






					  BWC FINANCIAL CORP.
					      (Registrant)




  April 26, 1995
___________________________              _________________________________
	  Date                             James L. Ryan
					   President and Chief Executive Officer





  April 26, 1995
______________________                     ________________________________
	  Date                               Leland E. Wines
					     CFO and Corp. Secretary