Form 10-Q
period 1995-06-30
BWC FINANCIAL CORP
filed 1995-07-31
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995.

Commission File Number 0-10658


					 BWC FINANCIAL CORP.
			(Exact name of registrant as specified in its charter)


	  CALIFORNIA                                          94-262100
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


1400 Civic Drive, Walnut Creek, California                  _     94596 __
(Address of principal executive officer)

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


	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of June 30, 1995, there were 930,548 shares of common stock, no par value outstanding.

	       TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
									 PAGE


Item 1         Consolidated Balance Sheets                               3

	       Consolidated Statements of Income                         4

	       Consolidated Statements of Cash Flows                     5

	       Notes to Consolidated Financial Statements                6-7


Item 2         Management's Discussion and Analysis
		   of Results of Operations                               8-11

	       Interest Rate Sensitivity Table                            12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                           13

Item 2         Changes in Securities                                       13

Item 3         Defaults Upon Senior Securities                             13

Item 4         Submission of Matters to a Vote of
		  Security Holders                                         13

Item 5         Other Materially Important Events                           13

Item 6         Exhibits and Reports on Form 8-K                            13


	       Signatures                                                  14

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
										 June 30,        December 31,
ASSETS                                                                               1995                1994
Cash and Due From Banks                                                       $15,166,000          $8,552,000
Federal Funds Sold                                                             $4,950,000           3,300,000
Other Short Term Investments                                                       82,000           3,018,000
		    Total Cash and Cash Equivalents                            20,198,000          14,870,000

Investment Securities:
     Available for Sale                                                        18,873,000          17,419,000
     Held to Maturity (approximate market value
	 of $7,848,000 in 1995 and $10,982,000 in 1994)                         7,863,000          11,335,000
Loans, Net of Allowance for Credit Losses of $1,561,000
     in 1995 and $1,498,000 in 1994.                                           87,584,000          86,411,000
Bank Premises and Equipment, Net                                                1,007,000             993,000
Interest Receivable and Other Assets                                            2,247,000           2,116,000
Other Real Estate Owned                                                           161,000                 --

		    Total Assets                                             $137,933,000        $133,144,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                      $29,466,000         $27,340,000
      Interest-bearing:
	  Money Market Accounts                                                34,352,000          37,062,000
	  Savings and NOW Accounts                                             20,806,000          24,681,000
	  Time Deposits:
	       Under $100,000                                                  20,891,000          16,862,000
	       $100,000 or more                                                17,871,000          14,027,000
	       Total Interest-bearing                                          93,920,000          92,632,000
		    Total Deposits                                            123,386,000         119,972,000
Interest Payable and Other Liabilities                                            705,000             529,000

		    Total Liabilities                                         124,091,000         120,501,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                 --                  --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
	930,548 shares in 1995 and 830,737 in 1994.                            10,481,000           9,026,000
Retained Earnings                                                               3,361,000           3,617,000
		    Total Shareholders' Equity                                 13,842,000          12,643,000
		    Total Liabilities and
			 Shareholders' Equity                                $137,933,000        $133,144,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
						       For the three months            For the six months
							   Ended June 30                   Ended June 30
							   1995           1994           1995           1994
						     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
INTEREST INCOME
       Loans, Including Fees                          $2,311,000     $2,106,000     $4,574,000     $3,943,000
       Investment Securities:
	  Taxable                                        280,000         96,000        561,000        227,000
	  Non-taxable                                     86,000         95,000        173,000        193,000
       Federal Funds Sold                                 63,000         56,000         83,000         73,000
       Other Short Term Investments                       19,000                        54,000
		Total Interest Income                  2,759,000      2,353,000      5,445,000      4,436,000

INTEREST EXPENSE
       Deposits                                          830,000        592,000      1,560,000      1,117,000
       Federal Funds Purchased                               --           1,000          1,000          2,000
		 Total Interest Expense                  830,000        593,000      1,561,000      1,119,000

NET INTEREST INCOME                                    1,929,000      1,760,000      3,884,000      3,317,000
PROVISION FOR CREDIT LOSSES                               75,000         60,000        150,000        105,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                               1,854,000      1,700,000      3,734,000      3,212,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts               124,000        100,000        250,000        188,000
       Investment Securities Gains, Net                      --           1,000            --           5,000
       Other                                             103,000         50,000        203,000         93,000
		Total Noninterest Income                 227,000        151,000        453,000        286,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                     801,000        739,000      1,575,000      1,433,000
       Occupancy                                         181,000        169,000        369,000        328,000
       Furniture and Equipment                           112,000        114,000        210,000        214,000
       Other                                             559,000        436,000      1,022,000        860,000
		Total Noninterest Expense              1,653,000      1,458,000      3,176,000      2,835,000

INCOME BEFORE INCOME TAXES                               428,000        393,000      1,011,000        663,000
Provision for Income Taxes                               139,000        118,000        331,000        199,000

NET INCOME                                              $289,000       $275,000       $680,000       $464,000
NET INCOME PER COMMON AND COMMON
	EQUIVALENT SHARE                                   $0.28          $0.28          $0.68          $0.48
Average common and common equivalent shares            1,018,408        974,942      1,003,003        963,565

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
								       For the Six Months Ended June 30,
										    1995           1994
OPERATING ACTIVITIES:

Net Income                                                                       $680,000       $464,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                   (311,000)      (448,000)
     Provision for credit losses                                                  150,000        105,000
     Depreciation and amortization                                                144,000        148,000
     Gain on sale of securities available for sale                                    --          (5,000)
     Increase in accrued interest receivable
	and other assets                                                         (291,000)       (36,000)
     Increase in accrued interest payable
	and other liabilities                                                      15,000         14,000
	       Net Cash Provided by Operating Activities                          387,000        242,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                               7,095,000      3,972,000
Proceeds  from the sales of investment securities                                     --       4,995,000
Purchase of investment securities                                              (4,562,000)    (5,065,000)
Loans originated, net of collections                                           (1,011,000)    (5,048,000)
Purchase of bank premises and equipment                                          (159,000)      (303,000)
	       Net Cash Used by Investing Activities                            1,363,000     (1,449,000)

FINANCING ACTIVITIES:

Net increase in deposits                                                        3,413,000     11,329,000
Proceeds from issuance of common stock                                            168,000         88,000
Cash paid for the repurchase of common stock                                          --        (123,000)
Cash paid in lieu of fractional shares                                             (4,000)           --
	       Net Cash Provided by Financing Activities                        3,577,000     11,294,000


CASH AND CASH EQUIVALENTS:

Increase in cash and cash equivalents                                           5,327,000     10,087,000
Cash and cash equivalents at beginning of year                                 14,871,000      9,126,000
     Cash and Cash Equivalents at period end                                  $20,198,000    $19,213,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                  $1,420,000       $463,000

Income Taxes Paid                                                                $458,000       $167,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995 and the results of operations for the six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's 1994 annual report on Form 10-K. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

     Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.      INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


     The amortized cost and approximate market value of investment securities at June 30, 1995 are as follows:

						Gross
			      Amortized         Unrealized            Market
				   Cost         Gain(Loss)             Value
Held-to-maturity
Obligations of State and
Political Subdivisions       $7,863,000        ($  15,000)        $7,848,000


Available-for-sale
U.S. Treasury Securities    $12,080,000         $  47,000        $12,127,000

Available-for-sale
U.S. Government Agencies    $ 6,726,000         $  20,000        $ 6,746,000


	For the six months ended June 30, 1995, the Bank had no proceeds from sale of investment securities.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 1995.

			   Held-to-Maturity         Available-for-Sale
			 Amortized       Market      Amortize         Market
			      Cost        Value          Cost          Value

Within one year         $2,407,000   $2,405,000    $ 7,571,000   $ 7,562,000
After one but within
  five years            $5,456,000   $5,443,000    $10,235,000   $10,319,000
Over five years                 --           --    $ 1,000,000   $   992,000

	The Corporation had investments in a mutual fund comprised of investments in short term U.S. government securities and redeemable on a one day notice, in the amount of $82,000. The yield on this investment averages slightly higher than that available on Fed Funds and the liquidity is approximately the same.



3.      ALLOWANCE FOR CREDIT LOSSES

						 For the Six months Ended
							    June 30,
						      1995             1994

Allowance for credit losses at
   beginning of period                          $1,498,000       $1,418,000
Chargeoffs                                         (96,000)         (21,000)
Recoveries                                           9,000           43,000
Net chargeoffs                                     (87,000)          22,000

Provisions                                         150,000          105,000
Allowance for credit losses at end
   of period                                    $1,561,000       $1,545,000

Ratio of allowance for credit
   losses to loans                                    1.75%            1.76%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first six months in 1995 of $680,000 is $216,000 greater then the first six months in 1994. This represents a return on average assets during this period of 1.06% and a return on average equity of 10.26%. During the first six months of 1994 the Corporation earned $273,000 which was a return on average assets of .78% and on average equity of 7.73%.

Net income for the three months ending June 30, 1995, of $289,000 was $14,000 over the comparable period in 1994. The return on average assets during the second quarter was .90% and the return on average equity was 8.52% as compared to a return on average assets during the second quarter of 1994 of .91% and a return on average equity of 9.10%.

Earning assets averaged $118,825,000 during the six months ended June 30, 1995, as compared to $108,968,000 for the comparable period in 1994. Earning assets averaged $119,732,000 during the second quarter of 1995 as compared to $110,782,000 during the second quarter of 1994.

Earnings per average common and common equivalent shares (this includes any dilutive effect of unexercised options outstanding) was $0.68 for the first six months of 1995 as compared to $0.48 for the first six months of 1994. For the second quarter of 1995, earnings per average common and common equivalent shares was $0.28 which was the same per share earnings as experienced during the second quarter of 1994.

Net income during the second quarter of 1995 was $14,000 over the second quarter income of 1994. This was due to one time noninterest expenses that reduced earnings for the quarter.


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

Net interest income during the first six months of 1995 was $3,884,000 or $567,000 greater than the comparable period in 1994. This is primarily the result of an increase in interest rates resulting in an improved net interest spread in the 1995 period as compared to 1994. Based on the volume increase alone, net interest income increased by $89,000 over the comparable quarter in 1994. Based in the improved net spread alone, net interest income increased by $478,000.

Net interest income during the three months ending June 30, 1995 was $1,929,000 or $169,000 greater than the comparable period in 1994. Based on the volume increase alone, net interest income increased by $18,000 over the comparable quarter in 1994. Based in the improved net spread alone, net interest income increased by $151,000.


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

The ratio of the allowance for credit losses to total loans as of June 30, 1995 was 1.75% as compared to 1.76% for the period ending June 30, 1994. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net loan losses of $87,000 during the first six months of 1995 as compared to a net recovery of $22,000 during the comparable period in 1994.

The following table provides information on past due and nonaccrual loans:

						For the Six months Ended
							 June 30,
					      1995                    1994
Loans Past Due 90 Days or More          $   12,000              $   90,000
Nonaccrual Loans                           313,000               1,072,000
Total                                   $  325,000              $1,162,000


As of June 30, 1995 and 1994, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1995 remains uncollected. Interest foregone on nonaccrual loans was approximately $45,000 and $68,000 as of June 30, 1995 and 1994 respectively.


Noninterest Income

Noninterest income during the first six six months of 1995 of $453,000 was $167,000 greater than earned during the comparable period of 1994. This was reflected in increases in most areas of noninterest income and fees and includes gains on the sale of SBA loans.


Noninterest Expense

Salaries and related benefits are $142,000 greater during the first six months of 1995 as compared to 1994. This increase is related to staffing additions for the Bank's SBA division and the new business factoring division. It also includes general merit increases and the opening of the Corporation's new banking office in Pleasanton California and additional staffing for the expanded Orinda Office.

Occupancy expense also increased $41,000 during the respective periods due to the addition of the new Pleasanton Office in April 1994 and the expanded facilities and remodeling of the Corporation's Orinda office. Also included are CPI rental adjustments and operating expense increases. Total Furniture and Equipment expense decreased $4,000 between the respective periods.

Other Expense increased $162,000 between the respective periods. The primary catagories accounting for this increase are the following: Professional fees increased $47,000; postage expense (related to increase in US Postage fees) up $14,000; Regulatory fees (related to asset growth) increased $17,000; Correspondent service fees (related to check clearing costs) increased $21,000; Fees related to the Corporation's Prestige line of checking accounts (free check and related services) increased $21,000; Operating losses increased $35,000.

During the second quarter of 1995 the Coproration spent $89,000 for outside professional services, which included $32,000 for consulting services. Also during the second quarter of 1995 the Corporation experienced an operating loss which was paid by the Corporation's bond insurance except for the deductable portion of $25,000.

Other Real Estate Owned

As of June 30, 1995 the Corporation had $161,000 in Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 1995 and 1994. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of June 30, 1995, December 31, 1994, and June 30, 1994.

Risk-based capital ratios:                        Capital Ratios
										       Minimum
Current guidelines        June 30,  December 31,     June 30      regulatory
			     1995          1994         1994    requirements
Tier 1 capital              12.83%        12.70%       12.43%          4.00%
Total capital               14.08%        13.95%       13.69%          8.00%
Leverage ratio              10.00%         9.35%       10.05%          3.00%



Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 37% of total assets at June 30, 1995 and 30% at June 30, 1994. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $9,000,000.


General

Total assets of the Corporation at June 30, 1995 of $137,933,000 have increased $10,831,000 as compared to June 30, 1994 Total deposits of $123,386,000 have increased $8,890,000 from June 30, 1994.

The Corporation's loan to deposit ratio as of June 30, 1995 was 72%, as compared to 76% on June 30, 1994.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities are required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of June 30, 1995 and June 30, 1994. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity                         3         3-6          12         1-5      Over 5
Repricing within:                            months      months      months       years       years      Totals
JUNE 30, 1995
ASSETS:
Federal funds sold                           $4,950         --          --          --          --       $4,950
Other Short Term Securities                     $82         --          --          --          --          $82
Investment securities                        $2,614      $5,124      $2,231     $15,775          992    $26,736
Construction & Real Estate Loans            $20,086      $9,055        $286      $2,772        $726     $32,925
Commercial loans                            $24,930      $1,326         $28        $990        $153     $27,427
Consumer loans                              $25,047        $463        $303      $2,791        $190     $28,794
Interest-bearing assets                     $77,709     $15,968      $2,848     $22,328      $2,061    $120,914

Savings and Now accounts                    $20,806            0           0           0           0    $20,806
Money market accounts                       $34,352            0           0           0           0    $34,352
Time deposits <$100,000                      $4,903      $7,421      $6,325      $1,069      $1,173     $20,891
Time deposits >$100,000                      $2,106     $10,395      $1,508      $3,252          610    $17,871
Interest-bearing liabilities                $62,167     $17,816      $7,833      $4,321          $0     $93,920

Rate sensitive gap                          $15,542     ($1,848)    ($4,985)    $18,007      $2,061     $26,994

Cumulative rate sensitiveity gap            $15,542     $13,694      $8,709     $26,716     $28,777     $55,771
Cumulative position to average
     earning assets                           12.85%      11.33%       7.20%      22.10%      23.80%

Interest Rate Sensitivity                         3         3-6          12         1-5      Over 5
Repricing within:                            months      months      months       years       years      Totals
June 30, 1994
ASSETS:
Federal funds sold                           $7,495          $0          $0          $0          $0      $7,495
Other short term investments                 $3,000          $0                      $0          $0      $3,000
Investment securities                        $2,472      $2,243      $3,101     $11,173          $0     $18,989
Construction & Real Estate Loans            $26,839      $5,462      $1,882        $307        $766     $35,256
Commercial loans                            $24,835         $26        $374        $997          $0     $26,232
Consumer loans                              $24,859        $134        $257        $907        $208     $26,365
Interest-bearing assets                     $89,500      $7,865      $5,614     $13,384        $974    $117,337

Savings and Now accounts                    $20,622          $0          $0          $0          $0     $20,622
Money market accounts                       $43,248          $0          $0          $0          $0     $43,248
Time deposits <$100,000                      $5,464      $2,234      $5,875      $2,328          $3     $15,904
Time deposits >$100,000                      $5,272      $1,265      $2,072        $311          $0      $8,920
Interest-bearing liabilities                $74,606      $3,499      $7,947      $2,639          $3     $88,694

Rate sensitive gap                          $14,894      $4,366     ($2,333)    $10,745        $971     $28,643

Cumulative rate sensitiveity gap            $14,894     $19,260     $16,927     $27,672     $28,643     $57,286
Cumulative position to average
     earning assets                           12.69%      16.41%      14.43%      23.58%      24.41%

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

	At this time there are no pending or threatened material legal proceedings to which the corporation is a party or to which any of the corporation's properties are subject.



Item 2 - Changes in Securities

	None


Item 3 - Defaults Upon Senior Securities

	None


Item 4 - Submission of Matters to a Vote of Security Holders

	None


Item 5 - Other Materially Important Events

	None

Item 6 - Exhibits and Reports on Form 8-K

	None

				       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






					   BWC FINANCIAL CORP.
					      (Registrant)





___________________________               _________________________________
	  Date                                      James L. Ryan
					  Chairman and Chief Executive Officer






______________________                    ________________________________
	  Date                                       Leland E. Wines
						 CFO and Corp. Secretary