Form 10-Q
period 1995-09-30
BWC FINANCIAL CORP
filed 1995-10-31
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of September 30, 1995, there were 935,907 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

	         Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                              September 30,   December 31,
ASSETS                                                  1995           1994
Cash and Due From Banks                          $9,767,000     $8,552,000
Federal Funds Sold                               $1,545,000      3,300,000
Other Short Term Investments                      1,507,000      3,018,000
                    Total Cash and Cash Equiv    12,819,000     14,870,000

Investment Securities:
     Available for Sale                          28,205,000     17,419,000
     Held to Maturity (approximate market value
         of $8,934,000 in 1995 and $10,982,00     8,899,000     11,335,000
Loans, Net of Allowance for Credit Losses of $1,656,000
     in 1995 and $1,498,000 in 1994.             89,285,000     86,411,000
Bank Premises and Equipment, Net                  1,011,000        993,000
Interest Receivable and Other Assets              2,588,000      2,116,000
Other Real Estate Owned                             161,000            --

                    Total Assets               $142,968,000   $133,144,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                        $30,269,000    $27,340,000
      Interest-bearing:
          Money Market Accounts                  35,935,000     37,062,000
          Savings and NOW Accounts               21,030,000     24,681,000
          Time Deposits:
               Under $100,000                    21,508,000     16,862,000
               $100,000 or more                  18,654,000     14,027,000
               Total Interest-bearing            97,127,000     92,632,000

                    Total Deposits              127,396,000    119,972,000
Interest Payable and Other Liabilities            1,313,000        529,000

                    Total Liabilities           128,709,000    120,501,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outs           --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        935,907 shares in 1995 and 830,737 in    10,508,000      9,026,000
Retained Earnings                                 3,751,000      3,617,000
                    Total Shareholders' Equit    14,259,000     12,643,000
                    Total Liabilities and
                         Shareholders' Equity  $142,968,000   $133,144,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                              For                           For the Nine Months
                                                              End                           Ended September 30,
                                              1995           1994        1995        1994
                                      (Unaudited)    (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME
       Loans, Including Fees           $2,371,000     $6,076,000  $6,945,000  $6,076,000
       Investment Securities:
          Taxable                        $382,000        455,000     943,000     455,000
          Non-taxable                     $88,000        300,000     261,000     300,000
       Federal Funds Sold                 $77,000        159,000     160,000     159,000
       Other Short Term Investments       $21,000            --       75,000         --
                Total Interest Inco     2,939,000      6,990,000   8,384,000   6,990,000

INTEREST EXPENSE
       Deposits                           917,000      1,826,000   2,477,000   1,826,000
       Federal Funds Purchased                --             --        1,000       2,000
                 Total Interest Exp       917,000      1,828,000   2,478,000   1,828,000

NET INTEREST INCOME                     2,022,000      5,162,000   5,906,000   5,162,000
PROVISION FOR CREDIT LOSSES                90,000        180,000     240,000     180,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                1,932,000      4,982,000   5,666,000   4,982,000

NONINTEREST INCOME
       Service Charges on Deposit A       142,000        289,000     392,000     289,000
       Investment Securities Gains,           --             --          --        5,000
       Other                              190,000        139,000     393,000     139,000
                Total Noninterest I       332,000        433,000     785,000     433,000

NONINTEREST EXPENSE
       Salaries and Related Benefit       835,000      2,149,000   2,410,000   2,149,000
       Occupancy                          181,000        500,000     550,000     500,000
       Furniture and Equipment            122,000        320,000     332,000     320,000
       Other                              436,000      1,345,000   1,458,000   1,345,000
                Total Noninterest E     1,574,000      4,314,000   4,750,000   4,314,000

INCOME BEFORE INCOME TAXES                690,000      1,101,000   1,701,000   1,101,000
Provision for Income Taxes                273,000        346,000     604,000     346,000

NET INCOME                               $417,000       $755,000  $1,097,000    $755,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                    $0.41          $0.84       $1.12       $0.86
Average common and common equivalen     1,024,090        893,690     980,104     881,875

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    For the Nine Months Ended September 30,
                                                            1995         1994
OPERATING ACTIVITIES:

Net Income                                           $1,097,000     $755,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                         (481,000)    (648,000)
     Provision for possible credit losses               240,000      180,000
     Depreciation and amortization                      224,000      368,000
     Gain on sale of securities available for sale          --        (5,000)
     Increase in accrued interest receivable
        and other assets                               (634,000)    (589,000)
     Increase in accrued interest payable
        and other liabilities                           784,000       37,000
               Net Cash Provided by Operating Activ   1,230,000       98,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities     9,656,000    5,505,000
Proceeds  from the sales of investment securities           --     4,995,000
Purchase of investment securities                   (17,679,000) (18,584,000)
Loans originated, net of collections                 (2,633,000)     160,000
Purchase of bank premises and equipment                (241,000)    (487,000)
               Net Cash Used by Investing Activitie (10,897,000)  (8,411,000)

FINANCING ACTIVITIES:

Net increase in deposits                              7,423,000   12,731,000
Proceeds from issuance of common stock                  196,000       88,000
Cash paid for the repurchase of common stock                --      (123,000)
Cash paid in lieu of fractional shares                   (4,000)         --
               Net Cash Provided by Financing Activ   7,615,000   12,696,000


CASH AND CASH EQUIVALENTS:

Increase (decrease) in cash and cash equivalents     (2,052,000)   4,383,000
Cash and cash equivalents at beginning of year       14,871,000    9,126,000
     Cash and Cash Equivalents at period end        $12,819,000  $13,509,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                        $2,148,000   $1,668,000

Income Taxes Paid                                      $558,000     $422,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995 and the results of operations for the nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's 1994 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

	Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


	The amortized cost and approximate market value of investment securities at September 30, 1995 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost        Gain(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $  8,899,000      $  35,000     $ 8,934,000

Available-for-sale
   U.S. Treasury Securities	$13,056,000       $  28,000     $13,084,000

Available-for-sale
   U.S. Government Agencies	$15,123,000       $  2,000      $15,121,000


	For the nine months ended September 30, 1995, the Bank had no proceeds from sale of investment securities.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 1995.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market      Amortize        Market
                                 Cost        Value          Cost         Value

Within one year            $2,527,000   $2,532,000   $ 7,547,000   $ 7,546,000
After one but within
   five years              $6,372,000   $6,402,000   $19,907,000   $19,931,000
Over five years                    --           --   $   725,000   $   728,000

	The Corporation had investments in a mutual fund comprised of investments in short term U.S. government securities and redeemable on a one day notice, in the amount of $1,507,000. The yield on this investment averages slightly higher than that available on Fed Funds and the liquidity is approximately the same.



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Nine months Ended
                                                            September 30,
                                                       1995           1994

Allowance for credit losses at
   beginning of period                          $1,498,000      $1,418,000
Chargeoffs                                         (96,000)        (49,000)
Recoveries                                          14,000          47,000
Net chargeoffs                                     (82,000)         (2,000)

Provisions                                         240,000         180,000
Allowance for credit losses at
   end of period                                 $1,656,000      $1,596,000

Ratio of allowance for credit
   losses to loans                                     1.82          1.93%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first nine months in 1995 of $1,097,000 is $342,000 greater then the first nine months in 1994. This represents a return on average assets during this period of 1.11% and a return on average equity of 10.82%. During the first nine months of 1994 the Corporation earned $755,000 which was a return on average assets of .82% and on average equity of 8.10%.

Net income for the three months ending September 30, 1995, of $417,000 was $126,000 over the comparable period in 1994. The return on average assets during the third quarter was 1.21% and the return on average equity was 11.87% as compared to a return on average assets during the third quarter of 1994 of
 .90% and a return on average equity of 9.47%.

Earning assets averaged $121,995,000 during the nine months ended September 30, 1995, as compared to $113,107,000 for the comparable period in 1994. Earning assets averaged $128,334,000 during the third quarter of 1995 as compared to $121,384,000 during the third quarter of 1994.

Earnings per average common and common equivalent shares (this includes any dilutive effect of unexercised options outstanding) was $1.12 for the first nine months of 1995 as compared to $0.86 for the first nine months of 1994. For the third quarter of 1995, earnings per average common and common equivalent shares was $0.41 as compared to $0.33 for the third quarter of 1994.

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

Net interest income during the first nine months of 1995 was $5,906,000 or $744,000 greater than the comparable period in 1994. This is primarily the result of an increase in interest rates resulting in an improved net interest spread in the 1995 period as compared to 1994. Based on the volume increase alone, net interest income increased by $114,000 over the comparable quarter in 1994. Based in the improved net spread alone, net interest income increased by $630,000.

Net interest income during the three months ending September 30, 1995 was $2,022,000 or $177,000 greater than the comparable period in 1994. Based on the volume increase alone, net interest income increased by $23,000 over the comparable quarter in 1994. Based in the improved net spread alone, net interest income increased by $154,000.

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

The ratio of the allowance for credit losses to total loans as of September 30, 1995 was 1.82% as compared to 1.93% for the period ending September 30, 1994. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net loan losses of $82,000 during the first nine months of 1995 as compared to a net loss of $2,000 during the comparable period in 1994.

The following table provides information on past due and nonaccrual loans:

                                             For the Nine months Ended
                                                     September 30,
                                                1995              1994
Loans Past Due 90 Days or More            $   41,000        $       --
Nonaccrual Loans                             229,000           905,000
Total                                     $  270,000        $  905,000


As of September 30, 1995 and 1994, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1995 remains uncollected. Interest foregone on nonaccrual loans was approximately $31,000 and $86,000 as of September 30, 1995 and 1994 respectively.


Noninterest Income

Noninterest income during the first nine months of 1995 of $785,000 was $352,000 greater than earned during the comparable period of 1994. This was reflected in increases in most areas of noninterest income and fees and the category of Other includes gains on the sale of SBA loans of $122,000.

Noninterest income during the third quarter of 1995 of $332,000 was $185,000 greater than earned during the comparable period of 1994. As with the nine month report, this was reflected in increases in most areas of noninterest income and fees and the category of Other includes gains on the sale of SBA loans.



Noninterest Expense

Salaries and related benefits are $261,000 greater during the first nine months of 1995 as compared to 1994. This increase is related to staffing additions for the Bank's SBA division and the new business factoring division.
 It also includes general merit increases and the opening of the Corporation's new banking office in Pleasanton, California and additional staffing for the expanded Orinda Office.

Occupancy expense also increased $50,000 during the respective periods due to the addition of the new Pleasanton Office in April 1994 and the expanded facilities and remodeling of the Corporation's Orinda Office. Also included are CPI rental adjustments and operating expense increases. Furniture and Equipment expense are relatively unchanged between the respective periods.

Other Expense increased $113,000 between the respective periods. The primary categories accounting for this increase include increases in professional fees, postage expense (related in part to an increase in US Postage fees), correspondent service fees, charges associated with the Bank's Prestige checking program and an increase in operating losses over the comparable period in 1994.

During the third quarter of 1995 non-interest expense was $95,000 over the comparable quarter in 1994. The same reasons given for the nine month period apply to the third quarter's operations.

Other Real Estate Owned

As of September 30, 1995 the Corporation had $161,000 in Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 1995 and 1994. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of September 30, 1995, December 31, 1994, and September 30, 1994.

Risk-based capital ratios:			Capital Ratios
											     Minimum
Current guidelines   September 30,   December 31,  September 30,    regulatory
                         1995           1994          1994        requirements
Tier 1 capital          13.52%         12.70%        12.96%           4.00%
Total capital           14.78%         13.95%        14.22%           8.00%
Leverage ratio           9.60%          9.35%         9.06%           3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 38% of total assets at September 30, 1995 and 37% at September 30, 1994. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $10,000,000.


General

Total assets of the Corporation at September 30, 1995 of $142,968,000 have increased $14,261,000 as compared to September 30, 1994 Total deposits of $127,396,000 have increased $11,498,000 from September 30, 1994.

The Corporation's loan to deposit ratio as of September 30, 1995 and on September 30, 1994 was 71%.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities are required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of September 30, 1995 and 1994 respectively.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.
Interest Rate Sensitivity                    3         3-6          12         1-5      Over 5
Repricing within:                       months      months      months       years       years      Totals
September 30, 1995
ASSETS:
Federal funds sold                      $1,545          $0          $0          $0          $0      $1,545
Other short term investments            $1,507          $0          $0          $0          $0      $1,507
Investment securities                     $500      $3,607      $5,967     $25,232      $1,798     $37,104
Construction & real estate loans       $16,606     $10,333      $6,565        $239        $717     $34,460
Commercial loans                       $24,833      $1,846        $506        $891         $84     $28,160
Consumer loans                         $24,020        $444        $554      $3,117        $186     $28,321
Real estate mortgages
Interest-bearing assets                $69,011     $16,230     $13,592     $29,479      $2,785    $131,097

Savings and Now accounts               $21,030          $0          $0          $0          $0     $21,030
Money market accounts                  $35,934          $0          $0          $0          $0     $35,934
Time deposits <$100,000                 $4,570      $5,951      $8,731      $2,256          $0     $21,508
Time deposits >$100,000                 $4,872      $8,062      $5,110        $611          $0     $18,655
Interest-bearing liabilities           $66,406     $14,013     $13,841      $2,867          $0     $97,127

Rate sensitive gap                      $2,605      $2,217       ($249)    $26,612      $2,785     $33,970

Cumulative rate sensitiveity gap        $2,605      $4,822      $4,573     $31,185     $33,970     $67,940
Cumulative position to average
     earning assets                       1.99%       3.68%       3.49%      23.79%      25.91%

Interest Rate Sensitivity                    3         3-6          12         1-5      Over 5
Repricing within:                       months      months      months       years       years      Totals
September 30, 1994
ASSETS:
Federal funds sold                      $1,320          $0          $0          $0          $0      $1,320
Other short term investments            $3,000          $0                      $0          $0      $3,000
Investment securities                   $2,256      $3,174      $6,448     $18,987          $0     $30,865
Construction & real estate loans       $21,174      $4,186      $3,747        $236        $755     $30,098
Commercial loans                       $25,537        $267        $189        $562          $0     $26,555
Consumer loans                         $24,654        $137        $211        $924        $242     $26,168
Real estate mortgages
Interest-bearing assets                $77,941      $7,764     $10,595     $20,709        $997    $118,006

Savings and Now accounts               $21,258          $0          $0          $0          $0     $21,258
Money market accounts                  $41,027          $0          $0          $0          $0     $41,027
Time deposits <$100,000                 $4,467      $2,829      $7,411      $2,330          $0     $17,037
Time deposits >$100,000                 $4,804      $2,261      $2,888        $561          $0     $10,514
Interest-bearing liabilities           $71,556      $5,090     $10,299      $2,891          $0     $89,836

Rate sensitive gap                      $6,385      $2,674        $296     $17,818        $997     $28,170

Cumulative rate sensitiveity gap        $6,385      $9,059      $9,355     $27,173     $28,170     $56,340
Cumulative position to earning
     assets                               4.87%       6.91%       7.14%      20.73%      21.49%

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