Form 10-Q/A
period 1995-03-31
BWC FINANCIAL CORP
filed 1995-11-08
CIK 353650

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

A complete refiling of the 10Q and supporting FDS document is being made due to an error in the third quarter 1994 income statement amounts, in the origional 10Q filing. In the origional filing the 1994 third quarter results repeated the nine month 1994 amounts instead of the three month results. The 1995 figures were reported correctly.






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

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                              For                           For the Nine Months
                                                              End                           Ended September 30,
                                              1995           1994        1995        1994
                                      (Unaudited)    (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME
       Loans, Including Fees           $2,371,000     $2,133,000  $6,945,000  $6,076,000
       Investment Securities:
          Taxable                        $382,000       $228,000     943,000     455,000
          Non-taxable                     $88,000       $107,000     261,000     300,000
       Federal Funds Sold                 $77,000        $86,000     160,000     159,000
       Other Short Term Investments       $21,000            --       75,000         --
                Total Interest Inco     2,939,000      2,554,000   8,384,000   6,990,000

INTEREST EXPENSE
       Deposits                           917,000       $709,000   2,477,000   1,826,000
       Federal Funds Purchased                --             --        1,000       2,000
                 Total Interest Exp       917,000        709,000   2,478,000   1,828,000

NET INTEREST INCOME                     2,022,000      1,845,000   5,906,000   5,162,000
PROVISION FOR CREDIT LOSSES                90,000        $75,000     240,000     180,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                1,932,000      1,770,000   5,666,000   4,982,000

NONINTEREST INCOME
       Service Charges on Deposit A       142,000       $101,000     392,000     289,000
       Investment Securities Gains,           --             --          --        5,000
       Other                              190,000        $46,000     393,000     139,000
                Total Noninterest I       332,000        147,000     785,000     433,000

NONINTEREST EXPENSE
       Salaries and Related Benefit       835,000       $716,000   2,410,000   2,149,000
       Occupancy                          181,000       $172,000     550,000     500,000
       Furniture and Equipment            122,000       $106,000     332,000     320,000
       Other                              436,000       $485,000   1,458,000   1,345,000
                Total Noninterest E     1,574,000      1,479,000   4,750,000   4,314,000

INCOME BEFORE INCOME TAXES                690,000        438,000   1,701,000   1,101,000
Provision for Income Taxes                273,000       $147,000     604,000     346,000

NET INCOME                               $417,000       $291,000  $1,097,000    $755,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                    $0.41          $0.33       $1.12       $0.86
Average common and common equivalen     1,024,090        893,690     980,104     881,875

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












6





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


Noninterest Income

Noninterest income during the first nine months of 1995 of $785,000 was $352,000 greater than earned during the comparable period of 1994. This was reflected in increases in most areas of noninterest income and fees and the category of "Other" includes gains on the sale of SBA loans of $122,000.

Noninterest income during the third quarter of 1995 of $332,000 was $185,000 greater than earned during the comparable period of 1994. As with the nine month report, this was reflected in increases in most areas of noninterest income and fees and the category of "Other" includes gains on the sale of SBA loans.



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

Other Expense increased $113,000 between the respective periods. The primary categories accounting for this increase include increases in professional fees, postage expense (related in part to an increase in US Postage fees), correspondent service fees, charges associated with the Banks Prestige checking program and an increase in operating losses over the comparable period in 1994.

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












8





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






                                           BWC FINANCIAL CORP.
                                              (Registrant)




     November 8, 1995                               James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                          Chairman and Chief Executive Officer





     November 8, 1995                                Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                 CFO and Corp. Secretary