Form 10-K
period 1995-12-31
BWC FINANCIAL CORP
filed 1996-03-14
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549

	FORM 10-K

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended December 31, 1995, Commission file number 0-10658
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1995: $10,687,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1995.

Title of Class:  Common Stock, no par value	Shares Outstanding:  935,907

Documents Incorporated by Reference*		Incorporated Into:
1995 Annual Report to Shareholders			Part II and IV
Definitive Proxy Statement for the 1996		Part III
Annual Meeting of Shareholders to be
filed by March 27, 1996.

* Only selected portions of the document specified are incorporated by reference into this report, as more particularly described herein.

                             TABLE OF CONTENTS

              PAGE

PART I

Item  1     Business									1

Item  2     Properties									3

Item  3     Legal Proceedings								3

Item  4     Submissions of Matters to a Vote of Shareholders		3


PART II

Item  5     Market for the Registrant's Common Stock and
Related Shareholder Matters						4

Item  6     Selected Financial Data							4

Item  7     Management's Discussion and Analysis of
Financial Condition and Results of Operations		 5 - 14

Item  8     Financial Statements and Supplementary Data		     15

Item  9	Changes in and Desagreements with Accountants on
		Accounting and Financial Disclosure				     15

PART III

Item 10     Directors and Executive Officers of
the Registrant							     16

Item 11     Executive Compensation						     16

Item 12     Security Ownership of Certain Beneficial
Owners and Management						     16

Item 13     Certain Relationships and Related Transactions		     16


PART IV

Item 13     Exhibits, Financial Statement Schedules and
Reports on Form 8-K						     16

Signatures								     17

Index to Exhibits							     18

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

The Bank operates an SBA (Small Business Administration) lending department, and also has a "Business Credit" department which provides asset based (factoring)loans with assignment of receivable. Both of these areas of the Bank add to the Corporations range of services to its clients.

The Corporation also operates, through its subsidiary, BWC Real Estate, a joint venture brokerage service called "BWC Mortgage Services". This brokerage division not only provides long term mortgage placement services for the Bank's construction loan clients but for non-clients seeking long term mortgage financing. The long term financing is placed through the most competitive mortgage investors available in the market.

The Bank is not at this time authorized to conduct trust business and has no present intention to apply to regulatory authorities to do so. Although the Bank does not directly offer international banking services, the Bank does make such services available to its customers through other financial institutions with which the Bank has correspondent banking relations.

Service Area

Contra Costa County represents the primary service area of Bank of Walnut Creek and its branches, however, the service area also extends into Alameda County and Solano County. Walnut Creek, California, is site of the Corporation's main office and the Bank also operates offices in the cities of Orinda, Danville, San Ramon and Pleasanton, California.

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


Employees

At December 31, 1995, Bank of Walnut Creek employed 66 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary BWC Real Estate. There are 10 persons employed by the joint venture BWC Mortgage Services either directly on as independent contractors.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None



	PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption "Common Stock Prices" on page 27 of the Corporation's 1995 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Operations" on page 23 of the Corporation's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see
"Management's Discussion and Analysis of Operations" at pages 23 through 27 of the 1995 Annual
Report to Shareholders which is incorporated herein by reference.  The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 1995 Annual Report to Shareholders which is incorporated herein by reference.

The following is an analysis of net interest earnings for the years ended December 31.
EARNING ASSETS                                              1995                                       1994
                                                             Interest Rates                             Interest Rates
                                               Average        Income/ Earned/             Average        Income/ Earned/
                                               Balance        Expense Paid (1)            Balance        Expense Paid (1)
Federal Funds Sold                           $3,139,000       $181,000   5.77%          $4,431,000       $185,000   4.18%
Other Short Term Investments                  1,314,000         76,000   5.78            1,562,000         76,000   4.87
Investment Securities:
  U.S. Treasury Securities                   12,209,000        705,000   5.77           10,090,000        497,000   4.92
  Securities of U.S.
    Government Agencies                       8,496,000        551,000   6.48            1,958,000        114,000   5.84
  Obligations of States &
    Political Subdivisions (1)               10,125,000        498,000   6.78           11,169,000        508,000   6.27
Loans (2) (3) (4) (5)                        89,518,000      9,480,000  10.59           85,893,000      8,293,000   9.66

TOTAL EARNING ASSETS                       $124,801,000    $11,491,000   9.36%        $115,103,000     $9,673,000   8.56%

NONEARNING ASSETS                             9,759,000                                  9,231,000

TOTAL                                      $134,560,000                               $124,334,000

Note: Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
(1)   Amounts calculated on a fully Tax-Equivalent Basis where appropriate (1995 and 1994
        Federal Statutory Rate - 34%).
(2)   Nonaccrual loans of $181,000 and $533,000 as of December 31, 1995 and 1994 have been included in the average loan balance.  Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
(3)   Average loans are net of average deferred loan origination fees of $546,000 and $435,000 in 1994 and 1993 respectively.
(4)   Loan interest income includes loan origination fees of $691,000 and $830,000 in 1995 and 1994 respectively.

ITEM 7.    (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                            1994                                       1994
                                                             Interest Rates                             Interest Rates
                                               Average        Income/ Earned/             Average        Income/ Earned/
                                               Balance        Expense Paid (1)            Balance        Expense Paid (1)
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                 $21,587,000       $402,000   1.86%         $19,984,000       $396,000   1.98%
   Money Market Accounts                     34,756,000      1,041,000   3.00           43,917,000      1,213,000   2.76
   Time                                      35,882,000      1,962,000   5.47           23,718,000        936,000   3.95
TOTAL (6)                                    92,225,000      3,405,000   3.69           87,619,000      2,545,000   2.90

Funds Purchased                                  82,000          5,000   5.98               61,000          2,000   3.00
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS                 $92,307,000     $3,410,000   3.69          $87,680,000     $2,547,000   2.90

NONINTEREST-BEARING DEPOSITS                 28,347,000           --                    24,656,000           --

OTHER LIABILITIES                             1,047,000           --                       552,000           --

SHAREHOLDERS' EQUITY                         12,860,000           --                    11,446,000           --

TOTAL                                      $134,561,000                               $124,334,000

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                                $8,081,000   6.34%                         $7,126,000   6.13%

Note: Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.

Change in Interest and Expense
Due to Volume Change and Rate Change


The following table provides pertinent information about interest income and expense between the years 1995 and 1994, and between the years 1994 and 1993.
 The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 1995 total interest income increased $1,818,000 from 1994. Of this increase $618,000 or 34% was related to volume increases of interest earning assets and $1,200,000 or 66% was related to rate changes.

During 1995 total interest expense increased $863,000 from 1994. Of this increase $346,000 or 40% was related to volume increases in deposits and $517,000 or 60% was related to rate changes.

The result of the above is that net interest income increased $955,000 during 1995 as compared to 1994. Net volume increases accounted for an increase of $271,000 whereas net rate changes accounted for $684,000.

During 1994 total interest income increased $1,215,000 from 1993. Of this increase $640,000 or 53% was related to volume increases of interest earning assets and $575,000 or 47% was related to rate changes.

During 1994 total interest expense increased $214,000 from 1993. Of this increase $196,000 or 92% was related to volume increases in deposits and $18,000 or 8% was related to rate changes.

The result of the above is that net interest income increased $1,001,000 during 1994 as compared to 1993. Net volume increases accounted for an increase of $444,000 whereas net rate changes accounted for $557,000.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                                                           1995 over 1994                         1994 over 1993
                                                    Volume        Rate        Total        Volume       Rate        Total
Increases (Decreases) in Interest Income:
Federal Funds Sold                                ($64,000)    $60,000      ($4,000)      $40,000    $50,000      $90,000
Other Short Term Investments                       (14,000)     14,000          --         38,000     38,000       76,000
Investment Securities:
   U.S. Treasury Secutities                        114,000      95,000      209,000       (94,000)   (38,000)    (132,000)
   Securities of U.S. Government Agencies          403,000      33,000      436,000        86,000     27,000      113,000
   Obligations of State and
      Political Subdivisions (1)                   (45,000)     35,000      (10,000)      120,000     (7,000)     113,000
Loans (2)                                          226,000     961,000    1,187,000       450,000    505,000      955,000

      TOTAL INCREASE (DECREASE)                    620,000   1,198,000    1,818,000       640,000    575,000    1,215,000


Increase (Decrease) in Interest Expense
Deposits:
Savings & NOW Accounts                              43,000     (37,000)       6,000       114,000      4,000      118,000
Money Market Accounts                             (264,000)     92,000     (172,000)     (125,000)   (68,000)    (193,000)
Time Deposits                                      566,000     460,000    1,026,000       207,000     82,000      289,000
Federal Funds Purchased                              1,000       2,000        3,000           --         --           --

      TOTAL INCREASE (DECREASE) (2)                346,000     517,000      863,000       196,000     18,000      214,000

Increase (Decrease) on Net Interest Income        $274,000    $681,000     $955,000      $444,000   $557,000   $1,001,000

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

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities are required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of December 31, 1995.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.
Interest Rate Sensitivity                         3         3-6          12         1-5      Over 5
Repricing within:                            months      months      months       years       years      Totals
December 31, 1995
ASSETS:
Federal funds sold                           $1,230          $0          $0          $0          $0      $1,230
Investment securities                          $501        $703      $6,165     $24,988      $2,114     $34,471
Construction & real estate loans            $23,741      $6,426      $5,745        $237        $707     $36,856
Commercial loans                            $31,922        $185        $519        $803         $44     $33,473
Consumer loans                              $25,571        $369        $669      $4,193        $173     $30,975
Real estate mortgages
Interest-bearing assets                     $82,965      $7,683     $13,098     $30,221      $3,038    $137,005

Savings and Now accounts                    $21,224          $0          $0          $0          $0     $21,224
Money market accounts                       $33,917          $0          $0          $0          $0     $33,917
Time deposits <$100,000                      $4,641     $10,321      $4,301      $2,470          $0     $21,733
Time deposits >$100,000                      $7,259      $9,208      $3,994        $412          $0     $20,873
Interest-bearing liabilities                $67,041     $19,529      $8,295      $2,882          $0     $97,747

Rate sensitive gap                          $15,924    ($11,846)     $4,803     $27,339      $3,038     $39,258

Cumulative rate sensitiveity gap            $15,924      $4,078      $8,881     $36,220     $39,258     $78,516
Cumulative position to average
     earning assets                           11.62%       2.98%       6.48%      26.44%      28.65%

INVESTMENT SECURITIES

Information regarding the book value of investment securities as of December 31, 1995 and 1994 is set forth in Note 2 on Page 12 of the Corporation's 1995 Annual Report to Shareholders and is incorporated herein by reference.

The following table is a summary of the relative maturities and yields on BWC Financial Corp.'s investment securities as of December 31, 1995.  Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.
                                                                    Maturing
                                                              After One but Within
                                        Within one Year             Five Years               Over Five Years       Total
                                          Amount  Yield         Amount  Yield         Amount  Yield         Amount  Yield
U.S. Treasury Securities              $4,008,000  6.27%     $4,503,000  6.13%            --      --     $8,511,000  6.20%
Obligations of U.S. Government
   Agencies                            1,017,000  6.29     $10,126,000   6.48            --      --    $11,143,000   6.46
Obligations of State and
   Political Subdivisions:
      Tax-exempt*                      2,141,000  4.56       8,219,000   4.73       $611,000   4.71    $10,971,000   4.69

      Taxable                            170,000  4.87       2,983,000   6.23       $500,000   6.23     $3,653,000   6.16

          TOTAL                       $7,336,000  5.74%    $25,831,000  5.83%     $1,111,000  5.39%    $34,278,000  5.80%

*  Interest is exempt from Federal Income Taxes.

 LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 1995 and 1994
is set forth in Note 3 on page 13 of the Corporation's 1995 Annual Report to Shareholders and
is incorporated herein by reference.

 Maturity Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution and interest rate sensitivity of loans of the Corporation on December 31, 1995.
                                                   LOANS WITH A MATURITY OF
                                       One Year         One to        After Five
                                       or Less        Five Years        Years           Total
Real Estate Construction               $19,829,000      $1,588,000        --           $21,417,000
Commercial                              17,561,000      $8,664,000      $7,248,000      33,473,000
Installment                              4,151,000       6,135,000      20,689,000      30,975,000
Real Estate Mortgages                    1,142,000       9,087,000       5,210,000      15,439,000

     TOTAL                             $42,683,000     $25,474,000     $33,147,000    $101,304,000


Loans with Fixed Interest Rates         $4,578,000      $5,170,000        $923,000     $10,671,000
Loans with Floating Interest Rates      47,399,000      10,592,000      32,642,000      90,633,000

     TOTAL                             $51,977,000     $15,762,000     $33,565,000    $101,304,000

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended December 31, 1995, 1994 and 1993 is set forth in Note 4 on page 14 of the
Corporation's 1995 Annual Report to Shareholders and is incorporated herein by reference.

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
                                         1995                               1994
                              Allocation       Loans As A        Allocation       Loans As A
                              of Allowance     Percent Of        of Allowance     Percent Of
Type of Loan                  Balance          Total Loans       Balance          Total Loans
Real Estate Construction            $247,000      21.14%               $237,000      20.37%

Commercial                           490,000      33.04                 329,000      32.46

Installment                          298,000      30.58                 235,000      31.07

Real Estate Mortgages                 39,000      15.24                  35,000      16.10

Unallocated                          454,000       --                   662,000       --

     TOTAL                        $1,528,000     100.00%             $1,498,000     100.00%

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

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
                                                                    For the Year Ended December 31
                                              1995                        1994
                                          Average                     Average
                                          Balance  Rates              Balance  Rates
Noninterest-Bearing Demand            $28,347,000   --            $24,656,000   --
Savings and NOW Accounts               21,587,000  1.86%           19,984,000  1.98%
Money Market Accounts                  34,756,000  3.00            43,917,000  2.76
Time Deposits                          35,882,000  5.47            23,718,000  3.95
    Total Deposits                   $120,572,000  2.82%         $112,275,000  2.27%



Time Certificates in Amounts of $100,000 or More
                                     December 31,
Time Remaining to Maturity              1995

Less than three months                 $7,259,000
Three to six months                     9,208,000
Six to twelve months                    3,994,000
More than twelve months                   412,000

    TOTAL                             $20,873,000



FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.

                                      Year Ended December 31,
                                              1995    1994

Return on average assets                     1.20%   0.94%
Return on average shareholders' equ         11.75%   9.54%
Cash dividend payout ratio                   0.00%   0.00%
Average shareholders' equity as % of:
  Average total assets                      10.18%   9.90%
  Average total deposits                    11.44%  10.96%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 6 through 22 of the Corporation's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	    AND FINANCIAL DISCLOSURE

None

	PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 20, 1996.

	PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)	Documents Filed as Part of this Report

	1.  Financial Statements

	The consolidated financial statements of BWC Financial Corp. and subsidiary listed below and appearing at the indicated page number in BWC's 1995 Annual Report to Shareholders are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES					Page Number*

Independent Public Accountants' Report						22
Independent Public Accountants' Report for the years
   ended December 31, 1995 and 1994 is filed herewith				22

Consolidated Balance Sheets as of  December 31, 1995 and 1994		 6

Consolidated Statements of Income for the years ended
December 31, 1995, 1994 and 1993							 7

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1995, 1994 and 1993					 8

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993							 9

Notes to Consolidated Financial Statements				 10 - 21

	2.  Financial Statement Schedules

	All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)	Reports on Form 8-K

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 1995.

(C)	Exhibits Filed:

See Index to Exhibits at page 19 of this Form 10-K.

*Refers to page number in the 1995 Annual Report to Shareholders.

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

Signature                      Title                             Date




                               Chairman of the Board       ________________
James L. Ryan                  and Director



                               Executive Vice President and
Leland E. Wines                Chief Financial Officer      _______________


                               Director                     ________________
Tom Mantor


                               Director                     ________________
Richard G. Hill
                               Director                     ________________
Reynold C. Johnson III

                               Director                     ________________
Craig Lazzareschi

                               Director                     ________________
John F. Nohr

                               Director                     ________________
John L. Winther

	INDEX TO EXHIBITS



                EXHIBIT							EXHIBIT NUMBER


Articles of Incorporation and Amendments			Refer to 10K filing
									of March, 1994.

By-Laws								Refer to 10K filing
									of March, 1994.

1995 Annual Report to Shareholders						13.1

Consents of Auditors:

	Arthur Andersen LLP Consent dated March 15, 1996		24.1

Report of Independent Public Accountants:

	Arthur Andersen LLP Report dated March 15, 1996			25.1