Form 10-Q
period 1996-03-31
BWC FINANCIAL CORP
filed 1996-04-26
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of March 31, 1996, there were 919,167 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

	         Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

BWC FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS

                                                          March 31,      December 31,
                                                               1996              1995
ASSETS
Cash and Due From Banks                                  $9,950,000       $11,377,000
Federal Funds Sold                                       $6,000,000         1,230,000
Other Short Term Investments                                 11,000            10,000
               Total Cash and Cash Equivalents           15,961,000        12,617,000

Investment Securities:
     Available for Sale                                  15,151,000        23,500,000
     Held to Maturity (approximate fair value of
        $10,895,000 in 1996 and $11,061,000 in 199       10,862,000        10,971,000
Loans, Net of Allowance for Credit Losses of $1,667,000
     in 1996 and $1,528,000 in 1995.                    100,996,000        99,776,000
Bank Premises and Equipment, Net                          1,515,000         1,475,000
Interest Receivable and Other Assets                      1,982,000         2,258,000

               Total Assets                            $146,467,000      $150,597,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                $34,541,000       $36,854,000
      Interest-bearing:
          Money Market Accounts                          28,532,000        33,917,000
          Savings and NOW Accounts                       23,859,000        21,224,000
          Time Deposits:
               Under $100,000                            22,676,000        21,733,000
               $100,000 or more                          20,665,000        20,873,000
               Total Interest-bearing                    95,732,000        97,747,000

               Total Deposits                           130,273,000       134,601,000
Interest Payable and Other Liabilities                    1,331,000         1,103,000

               Total Liabilities                        131,604,000       135,704,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstandi              --                --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        935,907 shares in 1996 and 830,737 in 1995       10,187,000        10,508,000
Retained Earnings                                         4,720,000         4,257,000
Capital adjustment on available-for-sale securities         (44,000)          128,000
               Total Shareholders' Equity                14,863,000        14,893,000
               Total Liabilities and Shareholders'     $146,467,000      $150,597,000

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
                                                               For the Three Months
                                                                   Ended March 31,
                                                               1996              1995
INTEREST INCOME
       Loans, Including Fees                             $2,620,000        $2,264,000
       Investment Securities:
          Taxable                                           285,000           280,000
          Non-taxable                                       129,000            87,000
       Federal Funds Sold                                    30,000            19,000
      Other Short Term Investments                              --             35,000
           Total Interest Income                          3,064,000         2,685,000

INTEREST EXPENSE
       Deposits                                             886,000           729,000
       Fed Funds Purchased                                    6,000             1,000
            Total Interest Expense                          892,000           730,000

NET INTEREST INCOME                                       2,172,000         1,955,000
PROVISION FOR CREDIT LOSSES                                 150,000            75,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                  2,022,000         1,880,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                  140,000           127,000
       Income from Real Estate Brokerage Subsidiar           40,000               --
       Gain on SBA Loan Sales                                26,000             1,000
       Investment Securities Gains, Net                      45,000               --
       Other                                                 97,000            98,000
           Total Noninterest Income                         348,000           226,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                        899,000           773,000
       Occupancy                                            183,000           188,000
       Furniture and Equipment                              158,000            98,000
       Other                                                473,000           464,000
           Total Noninterest Expense                      1,713,000         1,523,000

INCOME BEFORE INCOME TAXES                                  657,000           583,000
Provision for Income Taxes                                  194,000           192,000

NET INCOME                                                 $463,000          $391,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                      $0.45             $0.40
Average common and common equivalent shares               1,026,519           981,018

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31,
                                                           1996         1995
OPERATING ACTIVITIES:
Net Income                                             $463,000     $391,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                         (198,000)    (159,000)
     Provision for credit losses                        150,000       75,000
     Depreciation and amortization                       73,000       71,000
     (Increase)decrease in accrued interest receivable
        and other assets                                276,000      198,000
     Increase(decrease) in accrued interest payable
        and other liabilities                           228,000      345,000
               Net Cash Provided (Used) by Operatin     992,000      921,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities           --     2,871,000
Proceeds  from the sales of investment securities     5,692,000          --
Purchase of investment securities                    (2,496,000)         --
Loans originated, net of collections                 (1,173,000)   2,553,000
Purchase of bank premises and equipment                (112,000)     (31,000)
               Net Cash Used by Investing Activitie   1,911,000    5,393,000

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                   (4,329,000)  (5,734,000)
               Net Cash Provided(Used) by Financing  (4,329,000)  (5,734,000)


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents       (1,426,000)     580,000
Cash and cash equivalents at beginning of year       11,377,000   14,871,000
     Cash and Cash Equivalents at period end         $9,951,000  $15,451,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                          $750,000     $655,000

Income Taxes Paid                                          $114       $1,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's 1995 annual report on Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

	Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


	The amortized cost and approximate market value of investment securities at March 31, 1996 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost        Gain(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $ 10,862,000      $  33,000     $10,895,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions             $ 5,015,000       $ (78,000)    $ 4,937,000

Available-for-sale
   U.S. Treasury Securities	$ 5,041,000       $  25,000     $ 5,066,000

Available-for-sale
   U.S. Government Agencies	$ 5,162,000       $ (14,000)    $ 5,148,000

Total available-for sale        $10,568,000       $ (67,000)    $15,151,000

	For the three months ended March 31, 1996, the Bank had proceeds of $5,692,000 from sale of investment securities.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 1996.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market      Amortize        Market
                                 Cost        Value          Cost         Value

Within one year            $2,139,000   $2,144,000   $ 2,406,000   $ 2,422,000
After one but within
   five years              $8,113,000   $8,149,000   $10,221,000   $10,211,000
Over five years            $  610,000   $  602,000   $ 2,591,000   $ 2,518,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Three months Ended
                                                            March 31,
                                                       1996           1995

Allowance for credit losses at
   beginning of period                          $1,529,000      $1,498,000
Chargeoffs                                         (20,000)        (13,000)
Recoveries                                           8,000           5,000
Net chargeoffs                                     (12,000)         (8,000)

Provisions                                         150,000          75,000
Allowance for credit losses at
   end of period                                 $1,667,000      $1,565,000

Ratio of allowance for credit
   losses to loans                                     1.62          1.83%

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first three months in 1996 of $463,000 was $72,000 greater then the first three months in 1995. This represented a return on average assets during the quarter of 1.25% and a return on average equity of 12.46%.

Net income for the first three months in 1995 was $391,000. This represented a return on average assets during that quarter of 1.24% and a return on average equity of 12.04%.

Net interest income increased $217,000 during the first quarter of 1996 as compared to 1995, and noninterest income increased $123,000. Noninterest expense increased $190,000 between the respective periods. Provision for credit losses increased $75,000 and the provision of income taxes increased a modest $2,000 between the respective periods.

Earning assets averaged $133,731,000 during the first quarter of 1996, an increase of $15,813,000 from the comparable quarter of 1995. During this same period loans averaged $102,396,000 and deposits averaged $128,174,000 as compared to $86,780,000 in average loans and $113,579,000 in average deposits during the first quarter of 1995.

Earnings per average common and common equivalent shares (this includes any dilutive effect of unexercised options outstanding) was $0.45 for the first three months of 1996 as compared to $0.40 for the first three months of 1995.


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

Net interest income during the first three months of 1996 was $2,172,000 or $217,000 greater than the comparable period in 1995. This increase is the result of increases in volume of funds rather than in rates. Based on the volume increase alone, net interest income increased by $259,000 over the comparable quarter in 1995. However, a slightly reduced rate spread resulted in the reduction by $42,000.


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

The ratio of the allowance for credit losses to total loans as of March 31, 1996 was 1.62% as compared to 1.83% for the period ending March 31, 1995. Industry standards for this ratio generally range between 1% to 1.5%. The Corporation's ratios for both periods reflect a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net recoveries of $4,000 during the first quarter of 1996 as compared to $5,000 during the comparable period in 1995.

The following table provides information on past due and nonaccrual loans:

                                                  For the Three Months Ended
                                                          March 31,
                                                    1996               1995
Loans Past Due 90 Days or More                $  --              $       --
Nonaccrual Loans                                 289,000            686,000
Total                                         $  289,000         $  686,000


As of March 31, 1996 and 1995, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1996 remains uncollected. Interest foregone on nonaccrual loans was approximately $18,000 and $91,000 as of March 31, 1996 and 1995 respectively.


Noninterest Income

Noninterest income during the first quarter of 1996 was $122,000 greater than earned during the comparable quarter of 1995. This was reflected in increases in most areas of noninterest income and fees. It also includes income from the Corporation's Real Estate Brokerage subsidiary of $40,000 and gains on sales of securities available for sale of $45,000. The Corporation also realized an increase in gains on SBA loan sales of $25,000 over the comparable period in 1995.


Noninterest Expense

Salaries and related benefits are $126,000 greater during the first quarter of 1996 as compared to 1995. This increase is related to general merit increases, growth of operations and a new business financing department in the Corporation. Staff averaged 67.4 FTE (full time equivalent) persons during the first quarter of 1996 as compared to 61.8 FTE in 1995. Occupancy expense remained relatively constant, reflecting a modest $5,000 decrease as compared to the 1995 period. Total Furniture and Equipment expense increased $60,000 as compared to the 1995 period. The primary reason was the write down of the Bank's primary computer system and its replacement with a newer model. Other Expense reflects a modest increase of $9,000 between the respective periods.

Other Real Estate Owned

As of March 31, 1996 the Corporation had $108,000 in Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.





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

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of March 31, 1996, December 31, 1995, and March 31, 1995.

Risk-based capital ratios:				Capital Ratios
										       Minimum
Current guidelines	  March 31,	   December 31,   March 31     regulatory
				    1996		 1995		 1995	     requirements
   Tier 1 capital		   12.84%		12.51%	13.61%	  4.00%
   Total capital		   14.09%		13.76%	14.86%	  8.00%
   Leverage ratio		    9.52%		 9.51%	 9.84%	  3.00%


Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 29% of total assets at March 31, 1996 and 32% at March 31, 1995. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $10,000,000.


General

Total assets of the Corporation at March 31, 1996 of $146,467,000 are up $18,056,000 as compared to March 31, 1995 Total deposits of $130,273,000 are up $16,034,000 from March 31, 1995.

The Corporation's loan to deposit ratio as of March 31, 1996 was 79%, as compared to 75% on March 31, 1995.

Other Short Term Investments are investments in a mutual fund operated by Federated Funds Investments and comprised of short term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but carry a slightly higher yield.

The Corporation's Mortgage Brokerage Subsidiary and the Bank's SBA Division and Business Financing Division are all positive contributors to the income growth of the Corporation this year.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities are required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 1996.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity             3       3-6        12       1-5    Over 5
Repricing within:                 months    months    months     years     years      Totals
March 31, 1996
ASSETS:
Federal funds sold                $6,000       --        --        --        --       $6,000
Other Short Term Securities           11       --        --        --        --           11
Investment securities                200    $1,731    $2,629   $18,324      $3129     26,013
Construction & real estate l      25,837     8,408     3,802       257       737      39,041
Commercial loans                  31,137       339       363       896       162      32,897
Consumer loans                    25,445       357       699     4,064       160      30,725
Interest-bearing assets          $88,630   $10,835    $7,493   $23,541    $4,188    $134,687

Savings and Now accounts         $23,859         0         0         0         0    $23,859
Money market accounts             28,532         0         0         0         0     28,532
Time deposits <$100,000           11,704    $5,143    $4,387    $1,442         0     22,676
Time deposits >$100,000           11,000     5,444     3,998       223         0     20,665
Interest-bearing liabilities     $75,095   $10,587    $8,385    $1,665         0    $95,732

Rate sensitive gap               $13,535      $248     ($892)  $21,876    $4,188     $38,955

Cumulative rate sensitiveity     $13,535   $13,783   $12,891   $34,767   $38,955     $77,910
Cumulative position to average
     earning assets                10.05%    10.23%     9.57%    25.81%    28.92%

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