Form 10-Q
period 1996-06-30
BWC FINANCIAL CORP
filed 1996-07-26
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of June 30, 1996, there were 930,548 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

	         Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                                      June 30,        December 31,
ASSETS                                                                                    1996                1995
Cash and Due From Banks                                                             $9,417,000         $11,377,000
Federal Funds Sold                                                                   1,085,000           1,230,000
Other Short Term Investments                                                            17,000              10,000
                    Total Cash and Cash Equivalents                                 10,519,000          12,617,000

Investment Securities:
     Available for Sale                                                             18,063,000          23,500,000
     Held to Maturity (approximate market value
         of $9,869,000 in 1996 and $7,848,000 in 1995)                              10,784,000          10,971,000
Loans, Net of Allowance for Credit Losses of $1,816,000
     in 1996 and $1,561,000 in 1995.                                               105,078,000          99,776,000
Bank Premises and Equipment, Net                                                     1,506,000           1,475,000
Interest Receivable and Other Assets                                                 2,465,000           2,258,000

                                                                                  $148,415,000        $150,597,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                           $36,449,000         $36,854,000
      Interest-bearing:
          Money Market Accounts                                                     28,854,000          33,917,000
          Savings and NOW Accounts                                                  23,043,000          21,224,000
          Time Deposits:
               Under $100,000                                                       20,770,000          21,733,000
               $100,000 or more                                                     22,943,000          20,873,000
               Total Interest-bearing                                               95,610,000          97,747,000

                    Total Deposits                                                 132,059,000         134,601,000
Interest Payable and Other Liabilities                                                 932,000           1,103,000

                    Total Liabilities                                              132,991,000         135,704,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                      --                  --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        1,011,084 shares in 1996 and 1,029,498 in 1995.                             10,368,000          10,508,000
Retained Earnings                                                                    5,205,074           4,257,000
Capital adjustment on available-for-sale securities                                   (149,074)            128,000
                    Total Shareholders' Equity                                      15,424,000          14,893,000
                    Total Liabilities and Shareholders' Equity                     148,415,000         150,597,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                                                  For the Six Months
                                                                                  Ended June 30,
                                                                 1996           1995           1996           1995
                                                          (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
INTEREST INCOME
       Loans, Including Fees                               $2,682,000     $2,311,000     $5,302,000     $4,574,000
       Investment Securities:
          Taxable                                             274,000        280,000        559,000        561,000
          Non-taxable                                         133,000         86,000        262,000        173,000
       Federal Funds Sold                                      40,000         63,000         70,000         83,000
       Other Short Term Investments                             7,000         19,000          7,000         54,000
                Total Interest Income                       3,136,000      2,759,000      6,200,000      5,445,000

INTEREST EXPENSE
       Deposits                                               864,000        830,000      1,750,000      1,560,000
       Federal Funds Purchased                                  3,000            --           9,000          1,000
                 Total Interest Expense                       867,000        830,000      1,759,000      1,561,000

NET INTEREST INCOME                                         2,269,000      1,929,000      4,441,000      3,884,000
PROVISION FOR CREDIT LOSSES                                   150,000         75,000        300,000        150,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                    2,119,000      1,854,000      4,141,000      3,734,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                    170,000        124,000        310,000        250,000
       Income from Real Estate Brokerage
          Subsidiary                                           53,000            --          93,000
      Gain on SBA Loan Sales                                   19,000            --          45,000
       Investment Securities Gains (losses), Net               (1,000)           --          44,000            --
       Other                                                   85,000        103,000        182,000        203,000
                Total Noninterest Income                      326,000        227,000        674,000        453,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                          909,000        801,000      1,808,000      1,575,000
       Occupancy                                              192,000        181,000        375,000        369,000
       Furniture and Equipment                                120,000        112,000        278,000        210,000
       Other                                                  535,000        559,000      1,008,000      1,022,000
                Total Noninterest Expense                   1,756,000      1,653,000      3,469,000      3,176,000

INCOME BEFORE INCOME TAXES                                    689,000        428,000      1,346,000      1,011,000
Provision for Income Taxes                                    204,000        139,000        398,000        331,000

NET INCOME                                                   $485,000       $289,000       $948,000       $680,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                        $0.43          $0.26          $0.85          $0.62
Average common and common equivalent shares                 1,118,436      1,110,325      1,118,869      1,094,920

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             For the Six Months Ended June 30,
                                                                                          1996           1995
OPERATING ACTIVITIES:

Net Income                                                                            $948,000       $680,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                        (408,000)      (311,000)
     Provision for credit losses                                                       300,000        150,000
     Depreciation and amortization                                                     205,000        144,000
     Gain on sale of securities available for sale                                      44,000            --
     Increase in accrued interest receivable
        and other assets                                                              (207,000)      (291,000)
     Increase (decrease) in accrued interest payable
        and other liabilities                                                         (171,000)        15,000
               Net Cash Provided by Operating Activities                               711,000        387,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                      447,000      7,095,000
Proceeds from the sale of available-for-sale investment securities                  10,537,000            --
Purchase of investment securities                                                   (5,216,000)    (4,562,000)
Loans originated, net of collections                                                (5,483,000)    (1,011,000)
Purchase of bank premises and equipment                                               (236,000)      (159,000)
               Net Cash Used by Investing Activities                                    49,000      1,363,000

FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                                 (2,542,000)     3,413,000
Proceeds from issuance of common stock                                                     --         168,000
Cash paid for the repurchase of common stock                                          (316,000)           --
Cash paid in lieu of fractional shares                                                     --          (4,000)
               Net Cash Provided by Financing Activities                            (2,858,000)     3,577,000


CASH AND CASH EQUIVALENTS:

Increase (decrease) in cash and cash equivalents                                    (2,098,000)     5,327,000
Cash and cash equivalents at beginning of year                                      12,617,000     14,871,000
     Cash and Cash Equivalents at period end                                       $10,519,000    $20,198,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                         $898,000     $1,420,000

Income Taxes Paid                                                                     $438,000       $458,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and the results of operations for the six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's 1995 annual report on Form 10-K. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

	Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


	The amortized cost and approximate market value of investment securities at June 30, 1996 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost        Gain(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $ 10,784,000      $ (17,000)    $10,767,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions             $ 5,508,000      $(154,000)   $ 5,354,000

Available-for-sale
   U.S. Treasury Securities     $ 7,610,000      $ (20,000)   $ 7,590,000

Available-for-sale
   U.S. Government Agencies	$ 5,171,000       $ (52,000)    $ 5,119,000


	For the six months ended June 30, 1996, the Bank had proceeds of $10,537,000 from sale of investment securities.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 1996.


                                 Held-to-Maturity          Available-for-Sale

                           Amortized       Market     Amortized        Market
                                Cost        Value          Cost         Value

Within one year           $2,402,000   $2,405,000   $ 2,909,000   $ 2,920,000
After one but within
   five years             $7,657,000   $7,653,000   $12,794,000   $12,682,000
Over five years           $  725,000   $  709,000   $ 2,586,000   $ 2,461,000

	The Corporation had investments in a mutual fund, comprised of investments in short term U.S. government securities and redeemable on a one day notice, in the amount of $17,000. The yield on this investment averages slightly higher than that available on Fed Funds, and the liquidity is approximately the same.



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Six months Ended
                                                            June 30,
                                                       1996           1995

Allowance for credit losses at
   beginning of period                          $1,529,000      $1,498,000
Chargeoffs                                         (34,000)        (96,000)
Recoveries                                          21,000           9,000
Net chargeoffs                                     (13,000)        (87,000)

Provisions                                         300,000         150,000
Allowance for credit losses at
   end of period                                $1,816,000      $1,561,000

Ratio of allowance for credit
   losses to loans                                    1.70%           1.75%


4.  DECLARATION OF STOCK DIVIDEND

	On July 23, 1996 the Corporation's Board of Directors declared a 10% stock dividend to shareholders of record July 31, 1996. Distribution of this dividend will take place on August 15, 1996. Fractional shares will be paid in cash as a value of $21.00 per share. All shares, share equivalent and earnings per share figures in this report have been adjusted for this dividend

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first six months in 1996 of $948,000 is $268,000 greater then the first six months in 1995. This represents a return on average assets during this period of 1.28% and a return on average equity of 12.59%. During the first six months of 1995 the Corporation earned $680,000 which was a return on average assets of 1.06% and on average equity of 10.26%.

Net income for the three months ending June 30, 1995, of $485,000 was $196,000 over the comparable period in 1995. The return on average assets during the second quarter was 1.32% and the return on average equity was 12.81% as compared to a return on average assets during the second quarter of 1995 of
 .90% and a return on average equity of 8.52%.

Earning assets averaged $135,158,000 during the six months ended June 30, 1996, as compared to $118,825,000 for the comparable period in 1995. Earning assets averaged $136,584,000 during the second quarter of 1996 as compared to $119,732,000 during the second quarter of 1995.

Earnings per average common and common equivalent shares, adjusted for the 10% stock dividend declared July 23, 1996, (this includes any dilutive effect of unexercised options outstanding) was $0.85 for the first six months of 1996 as compared to $0.62 for the first six months of 1995. For the second quarter of 1996, earnings per average common and common equivalent shares was $0.43 as compared to $0.26 for the second quarter of 1995.


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

Net interest income during the first six months of 1996 was $4,441,000 or $557,000 greater than the comparable period in 1995. This increase is the result of an increase in the volume of loans outstanding during the 1996 period as compared to 1995. Net interest rate spreads during 1996 were relatively unchanged from the comparable 1995 period, therefore the total change in interest income was related to volume changes, not rate changes.

Net interest income during the three months ending June 30, 1996 was $2,269,000 or $340,000 greater than the comparable period in 1995. As with the six months results, the change is related to volume increases rather than net interest margin changes.

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

The ratio of the allowance for credit losses to total loans as of June 30, 1996 was 1.70% as compared to 1.75% for the period ending June 30, 1995. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net loan losses of $13,000 during the first six months of 1996 as compared to a net loss of $87,000 during the comparable period in 1995.

The following table provides information on past due and nonaccrual loans:

                                             For the Six months Ended
                                                     June 30,
                                                1996              1995
Loans Past Due 90 Days or More            $     --          $   12,000
Nonaccrual Loans                              92,000           313,000
Total                                     $   92,000        $  325,000


As of June 30, 1996 and 1995, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1996 remains uncollected. Interest foregone on nonaccrual loans was approximately $15,000 and $45,000 as of June 30, 1996 and 1995 respectively.


Noninterest Income

Noninterest income during the first six months of 1996 of $674,000 was $221,000 greater than earned during the comparable period of 1995. This was reflected in increases in most areas of noninterest income and fees and includes income from the Corporation's real estate brokerage subsidiary of $92,000 and from gains on the sale of SBA loans.

During the second quarter of 1996 noninterest income of $326,000 was $99,000 greater than earned during the comparable quarter of 1995. The same reasons applicable for the first six months apply to the second quarter results.


Noninterest Expense

Total noninterest expenses of $3,469,000 during the first six months of 1996 are $293,000 over the comparable period in 1995. The major categories of this are detailed below.

Salaries and related benefits are $233,000 greater during the first six months of 1996 as compared to 1995. This increase is related to staffing increases and general merit increases related to the Corporation's growth and expanding operations. Staff FTE (full time equivalency) averaged 68.5 during the first six months of 1996 as compared to 62.8 for the comparable 1995 period.

Occupancy expense increased a modest $6,000 during the respective periods due to the expanded facilities and remodeling of the Corporation's Orinda office plus rental adjustments and operating expense increases.

Total Furniture and Equipment expense increased $68,000 between the respective periods of which approximately $40,000 is related to the upgrade of the Corporation's main computer and related write off of the old system.

Other Expense decreased $14,000 between the respective periods. During the 1995 period the Corporation spent approximately $32,000 for one time consulting services related to improving operating efficiencies. This expense was not repeated during the 1996 period.

During the second quarter of 1996 the Corporation had a total of $1,756,000 in noninterest expense which was $103,000 over the comparable quarter of 1995. This increase was concentrated in salary and related benefits expenses for the reasons given above regarding the increase in the six month operating results.


Other Real Estate Owned

As of June 30, 1996 the Corporation had $123,000 in Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


Capital Adequacy

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two Tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital consists of the eligible allowance for credit losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 1996 and 1995. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of June 30, 1996, December 31, 1995, and June 30, 1995.

Risk-based capital ratios:                   Capital Ratios
                                                                 Minimum
                         June 30,   December 31,    June 30,     regulatory
                            1996           1995         1995     requirements
   Tier 1 capital          12.66%         12.51%      12.83%        4.00%
   Total capital           13.91%         13.76%      14.08%        8.00%
   Leverage ratio           9.88%          9.51%      10.00%        3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 27% of total assets at June 30, 1996 and 37% at June 30, 1995. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $9,000,000.


General

Total assets of the Corporation at June 30, 1996 of $148,415,000 have increased $10,482,000 as compared to June 30, 1995 Total deposits of $132,059,000 have increased $8,673,000 from June 30, 1995.

The Corporation's loan to deposit ratio as of June 30, 1996 was 81%, as compared to 72% on June 30, 1995.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of June 30, 1996.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity                               3          3-6           12          1-5       Over 5
Repricing within:                                  months       months       months        years        years       Totals
June 30, 1996
ASSETS:
Federal funds sold                                 $1,085            0            0            0            0       $1,085
Other Short Term Securities                            17            0            0            0            0           17
Investment securities                               1,730         $876       $2,716      $20,339       $3,186       28,847
Construction & real estate loans                   27,860        6,866        4,293          254          724       39,997
Commercial loans                                   31,452        1,261          399        1,102          207       34,421
Consumer loans                                     26,991          369          741        4,210          165       32,476
Interest-bearing assets                           $89,135       $9,372       $8,149      $25,905       $4,282     $136,843

Savings and Now accounts                          $23,043            0            0            0            0      $23,043
Money market accounts                              28,854            0            0            0            0       28,854
Time deposits <$100,000                             6,854       $5,664       $6,682       $1,570            0       20,770
Time deposits >$100,000                            10,003        7,999        4,544          397            0       22,943
Interest-bearing liabilities                      $68,754      $13,663      $11,226       $1,967            0      $95,610

Rate sensitive gap                                $20,381      ($4,291)     ($3,077)     $23,938       $4,282      $41,233

Cumulative rate sensitiveity gap                  $20,381      $16,090      $13,013      $36,951      $41,233      $82,466
Cumulative position to average
     earning assets                                 14.89%       11.76%        9.51%       27.00%       30.13%

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

	At this time there are no pending or threatened material legal proceedings to which the corporation is a party or to which any of the corporation's properties are subject.



Item 2 - Changes in Securities

	On July 23, 1996 the Corporation's Board of Directors declared a 10% stock dividend to shareholders of record July 31, 1996. Distribution of this dividend will take place on August 15, 1996. All shares, share equivalent and earnings per share figures in this report have been adjusted for this dividend.


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