Form 10-Q
period 1996-09-30
BWC FINANCIAL CORP
filed 1996-10-23
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of September 30, 1996, there were 1,004,343 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

	         Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                               September 30,      December 31,
ASSETS                                                                                 1996              1995
Cash and Due From Banks                                                          $7,710,000       $11,377,000
Federal Funds Sold                                                                1,200,000         1,230,000
Other Short Term Investments                                                         15,000            10,000
                    Total Cash and Cash Equivalents                               8,925,000        12,617,000

Investment Securities:
     Available for Sale                                                          10,835,000        23,500,000
     Held to Maturity (approximate market value
         of $9,234,000 in 1996 and $11,061,000 in 1995)                           9,211,000        10,971,000
Loans, Net of Allowance for Credit Losses of $2,012,000
     in 1996 and $1,528,000 in 1995.                                            118,187,000        99,776,000
Bank Premises and Equipment, Net                                                  1,546,000         1,475,000
Interest Receivable and Other Assets                                              2,369,000         2,258,000

                                                                               $151,073,000      $150,597,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                        $36,761,000       $36,854,000
      Interest-bearing:
          Money Market Accounts                                                  27,899,000        33,917,000
          Savings and NOW Accounts                                               23,838,000        21,224,000
          Time Deposits:
               Under $100,000                                                    21,901,000        21,733,000
               $100,000 or more                                                  23,392,000        20,873,000
               Total Interest-bearing                                            97,030,000        97,747,000

                    Total Deposits                                              133,791,000       134,601,000
Interest Payable and Other Liabilities                                            1,422,000         1,103,000

                    Total Liabilities                                           135,213,000       135,704,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                   --                --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        1,011,084 shares in 1996 and 1,029,498 in 1995.                          10,222,000        10,508,000
Retained Earnings                                                                 5,682,000         4,257,000
Capital adjustment on available-for-sale securities                                 (44,000)          128,000
                    Total Shareholders' Equity                                   15,860,000        14,893,000
                    Total Liabilities and Shareholders' Equity                  151,073,000       150,597,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                                          For the Nine Months                 For the Nine Months
                                                                            Ended Sepember 30,                 Ended September 30,
                                                                       1996              1995              1996              1995
                                                                 (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
INTEREST INCOME
       Loans, Including Fees                                     $2,960,000        $2,371,000        $8,262,000        $6,945,000
       Investment Securities:
          Taxable                                                   243,000           382,000           802,000           943,000
          Non-taxable                                               122,000            88,000           384,000           261,000
       Federal Funds Sold                                            13,000            77,000            83,000           160,000
       Other Short Term Investments                                       0            21,000             7,000            75,000
                Total Interest Income                             3,338,000         2,939,000         9,538,000         8,384,000

INTEREST EXPENSE
       Deposits                                                     881,000           917,000         2,631,000         2,477,000
       Federal Funds Purchased                                        7,000               --             16,000             1,000
                 Total Interest Expense                             888,000           917,000         2,647,000         2,478,000

NET INTEREST INCOME                                               2,450,000         2,022,000         6,891,000         5,906,000
PROVISION FOR CREDIT LOSSES                                         200,000            90,000           500,000           240,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                          2,250,000         1,932,000         6,391,000         5,666,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                          162,000           142,000           472,000           392,000
       Income from Real Estate Brokerage
          Subsidiary                                                 -4,000            29,000            89,000            47,000
      Gain on SBA Loan Sales and Servicing Fees                      27,000            89,000            89,000           130,000
     Accounts Receivable Factoring - Servicing Fees                  38,000            12,000            55,000            18,000
       Investment Securities Gains (losses), Net                    -23,000               --             21,000               --
       Other                                                        130,000            60,000           278,000           198,000
                Total Noninterest Income                            330,000           332,000         1,004,000           785,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                                962,000           835,000         2,770,000         2,410,000
       Occupancy                                                    197,000           181,000           572,000           550,000
       Furniture and Equipment                                      119,000           122,000           397,000           332,000
       Other                                                        562,000           436,000         1,570,000         1,458,000
                Total Noninterest Expense                         1,840,000         1,574,000         5,309,000         4,750,000

INCOME BEFORE INCOME TAXES                                          740,000           690,000         2,086,000         1,701,000
Provision for Income Taxes                                          260,000           273,000           658,000           604,000

NET INCOME                                                         $480,000          $417,000        $1,428,000        $1,097,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                              $0.42             $0.37             $1.26             $1.02
Average common and common equivalent shares                       1,153,499         1,126,499         1,134,050         1,078,114

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              For the Nine Months Ended September 30,
                                                                                              1996              1995
OPERATING ACTIVITIES:

Net Income                                                                              $1,428,000        $1,097,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                             640,000          (481,000)
     Provision for credit losses                                                           500,000           240,000
     Depreciation and amortization                                                         244,000           224,000
     Gain on sale of securities available for sale                                          21,000               --
     Increase in accrued interest receivable
        and other assets                                                                  (111,000)         (634,000)
     Increase (decrease) in accrued interest payable
        and other liabilities                                                              319,000           784,000
               Net Cash Provided by Operating Activities                                 3,041,000         1,230,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                        1,930,000         9,656,000
Proceeds from the sale of available-for-sale investment securities                      16,417,000               --
Purchase of investment securities                                                       (5,216,000)      (17,679,000)
Loans originated, net of collections                                                   (18,271,000)       (2,633,000)
Purchase of bank premises and equipment                                                   (315,000)         (241,000)
               Net Cash Used by Investing Activities                                    (5,455,000)      (10,897,000)

FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                                       (810,000)        7,423,000
Proceeds from issuance of common stock                                                         --            196,000
Cash paid for the repurchase of common stock                                              (463,000)              --
Cash paid in lieu of fractional shares                                                      (5,000)           (4,000)
               Net Cash Provided by Financing Activities                                (1,278,000)        7,615,000


CASH AND CASH EQUIVALENTS:

Increase (decrease) in cash and cash equivalents                                        (3,692,000)       (2,052,000)
Cash and cash equivalents at beginning of year                                          12,617,000        14,871,000
     Cash and Cash Equivalents at period end                                            $8,925,000       $12,819,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                           $2,568,000        $2,148,000

Income Taxes Paid                                                                         $412,000          $558,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996 and the results of operations for the nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's 1995 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

	Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


        The amortized cost and approximate market value of investment securities at September 30, 1996 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost        Gain(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $  9,211,000      $  23,000     $ 9,234,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions             $ 3,351,000     $ (70,000)    $ 3,281,000

Available-for-sale
   U.S. Treasury Securities     $ 6,048,000     $  12,000     $ 6,060,000

Available-for-sale
   U.S. Government Agencies     $ 1,503,000     $  (9,000)    $ 1,494,000


        For the nine months ended September 30, 1996, the Bank had proceeds of $16,417,000 from sale of investment securities.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 1996.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market     Amortized        Market
                                 Cost        Value          Cost         Value

Within one year           $ 1,659,000   $1,662,000   $ 2,999,000   $ 3,014,000
After one but within
   five years             $ 7,430,000   $7,451,000   $ 5,629,000   $ 5,604,000
Over five years           $   122,000   $  121,000   $ 2,274,000   $ 2,217,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Nine months Ended
                                                            September 30,
                                                       1996           1995

Allowance for credit losses at
   beginning of period                          $1,529,000      $1,498,000
Chargeoffs                                         (45,000)        (96,000)
Recoveries                                          28,000          14,000
Net chargeoffs                                     (17,000)        (82,000)

Provisions                                         500,000         240,000
Allowance for credit losses at
   end of period                                $2,012,000      $1,656,000

Ratio of allowance for credit
   losses to loans                                    1.67%           1.82%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first nine months in 1996 of $1,428,000 is $331,000 greater then the first nine months in 1995. This represents a return on average assets ($149,138,000 during this period) of 1.28% and a return on average equity ($15,259,000 during this period) of 12.49%. During the first nine months of 1995 the Corporation earned $1,097,000 which was a return on average assets of 1.11% and on average equity of 10.82%.

Net income for the three months ending September 30, 1995, of $480,000 was $63,000 over the comparable period in 1995. The return on average assets ($149,742,000 during the third quarter) was 1.28% and the return on average equity ($15,640,000 during the third quarter) was 12.30% as compared to a return on average assets during the third quarter of 1995 of 1.21% and a return on average equity of 11.87%.

Earning assets averaged $136,836,000 during the nine months ended September 30, 1996, as compared to $121,995,000 for the comparable period in 1995. Earning assets averaged $140,193,000 during the third quarter of 1996 as compared to $128,334,000 during the third quarter of 1995.

Earnings per average common and common equivalent shares (this includes any dilutive effect of unexercised options outstanding) was $1.26 for the first nine months of 1996 as compared to $1.02 for the first nine months of 1995. For the third quarter of 1996, earnings per average common and common equivalent shares was $0.42 as compared to $0.37 for the third quarter of 1995.


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

Net interest income during the first nine months of 1996 was $6,891,000 or $985,000 greater than the comparable period in 1995. This increase is the result of an increase in the volume of loans outstanding during the 1996 period as compared to 1995. Of the increase in net interest income 98% was due to volume increases and only 2% to rate changes.

Net interest income during the three months ending September 30, 1996 was $2,450,000 or $428,000 greater than the comparable period in 1995. As with the nine months results, the change is related to volume increases rather than rate changes with 92% of the increase resulting from volume increases and 8% from rate changes.



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

The ratio of the allowance for credit losses to total loans as of September 30, 1996 was 1.67% as compared to 1.82% for the period ending September 30, 1995. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net loan losses of $17,000 during the first nine months of 1996 as compared to a net loss of $82,000 during the comparable period in 1995.

The following table provides information on past due and nonaccrual loans:

                                             For the Nine months Ended
                                                     September 30,
                                                1996              1995
Loans Past Due 90 Days or More            $    1,000        $   41,000
Nonaccrual Loans                              89,000           229,000
Total                                     $   90,000        $  270,000


As of September 30, 1996 and 1995, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1996 remains uncollected. Interest foregone on nonaccrual loans was approximately $19,000 and $15,000 as of September 30, 1996 and 1995 respectively.


Noninterest Income

Noninterest income during the first nine months of 1996 of $1,004,000 was $219,000 greater than earned during the comparable period of 1995. This was reflected in increases in most areas of noninterest income and fees. It includes income from the Corporation's real estate brokerage subsidiary and gains on the sale of SBA loans and from fees generated from the Accounts Receivable Factoring Department.

During the third quarter of 1996 noninterest income of $330,000 was relatively unchanged from that earned during the comparable period in 1995.


Noninterest Expense

Total noninterest expenses of $5,309,000 during the first nine months of 1996 are $559,000 over the comparable period in 1995. The major categories of this are detailed below.

Salaries and related benefits are $360,000 greater during the first nine months of 1996 as compared to 1995. This increase is related to staffing increases and general merit increases related to the Corporation's growth and expanding operations.

Occupancy expense increased $22,000 during the respective periods due to the expanded facilities and remodeling of the Corporation's Orinda office plus rental adjustments and operating expense increases.

Total Furniture and Equipment expense increased $65,000 between the respective periods which is primarily related to the upgrade of the Corporation's main computer and major additions to the Corporation's PC networks.

Other Expense increased $112,000 between the respective periods, principally related to the increased volume in our lending activities. These types of expenses include such things as credit report fees, appraisal fees, origination fees, etc.

During the third quarter of 1996 the Corporation had a total of $1,840,000 in noninterest expense which was $266,000 over the comparable quarter of 1995. The breakdown of expenses in the third quarter parallel those given for the nine month results.


Other Real Estate Owned

As of September 30, 1996 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 1996 and 1995. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of September 30, 1996, December 31, 1995, and September 30, 1995.

* Risk-based capital ratios:                   Capital Ratios
                                                                 Minimum
				 September 30,   December 31,   September 30,
											Regulatory
                            1996           1995         1995     requirements
   Tier 1 capital          12.08%         12.51%      13.52%        4.00%
   Total capital           13.34%         13.76%      14.78%        8.00%
   Leverage ratio           9.95%          9.51%       9.60%        3.00%



Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 19% of total assets at September 30, 1996 and 38% at September 30, 1995. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $13,000,000.


General

Total assets of the Corporation at September 30, 1996 of $151,073,000 have increased $8,105,000 as compared to September 30, 1995 Total deposits of $133,791,000 have increased $6,395,000 from September 30, 1995. Total loans of $127,421,000 have increased $36,480,000 from September 30, 1995.

The Corporation's loan to deposit ratio as of September 30, 1996 was 89%, as compared to 71% on September 30, 1995.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of September 30, 1996.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity                         3           3-6            12           1-5        Over 5
Repricing within:                            months        months        months         years         years        Totals
September 30, 1996
ASSETS:
Federal funds sold                           $1,200             0             0             0             0        $1,200
Other Short Term Securities                      15             0             0             0             0            15
Investment securities                           876        $1,976        $1,820       $13,034        $2,340        20,046
Construction & real estate loans             36,323        10,507         2,398           250           712        50,190
Commercial loans                             36,033         1,521           262           964           109        38,889
Consumer loans                               25,671           783           385         4,129           150        31,118
Interest-bearing assets                    $100,118       $14,787        $4,865       $18,377        $3,311      $141,458

Savings and Now accounts                    $23,839             0             0             0             0       $23,839
Money market accounts                        27,899             0             0             0             0        27,899
Time deposits <$100,000                       7,404        $9,970        $2,956        $1,571             0        21,901
Time deposits >$100,000                      12,878         7,790         2,124           600             0        23,392
Interest-bearing liabilities                $72,020       $17,760        $5,080        $2,171             0       $97,031

Rate sensitive gap                          $28,098       ($2,973)        ($215)      $16,206        $3,311       $44,427

Cumulative rate sensitiveity gap            $28,098       $25,125       $24,910       $41,116       $44,427       $88,854
Cumulative position to average
     earning assets                           19.86%        17.76%        17.61%        29.07%        31.41%

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