Form 10-K
period 1996-12-31
BWC FINANCIAL CORP
filed 1997-03-04
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996, Commission file number 0-10658
                                BWC FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1997: $18,475,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1997.

Title of Class:  Common Stock, no par value	Shares Outstanding:  1,016,598

Documents Incorporated by Reference*		Incorporated Into:
1996 Annual Report to Shareholders			Part II and IV
Definitive Proxy Statement for the 1997		Part III
Annual Meeting of Shareholders to be
filed by March 24, 1997.

* Only selected portions of the document specified are incorporated by reference into this report, as more particularly described herein.

                             TABLE OF CONTENTS

                                                                     PAGE

PART I

Item  1     Business									1

Item  2     Properties									3

Item  3     Legal Proceedings								3

Item  4     Submissions of Matters to a Vote of Shareholders		3


PART II

Item  5     Market for the Registrant's Common Stock and
            Related Shareholder Matters                                 4

Item  6     Selected Financial Data							4

Item  7     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          5 - 13

Item  8     Financial Statements and Supplementary Data                14

Item  9     Changes in and Desagreements with Accountants on
            Accounting and Financial Disclosure                        14

PART III

Item 10     Directors and Executive Officers of
            the Registrant                                             15

Item 11     Executive Compensation                                     15

Item 12     Security Ownership of Certain Beneficial
            Owners and Management                                      15

Item 13     Certain Relationships and Related Transactions             15


PART IV

Item 13     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                        15

            Signatures                                                 16

            Index to Exhibits                                          17

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

The Bank offers a full range of commercial banking services emphasizing the banking needs of individuals, and the business and professional community in Walnut Creek, California and surrounding areas of Contra Costa County. The Bank accepts checking and savings deposits, makes construction loans, mortgage real estate loans, commercial loans, and installment loans, and offers safe deposit services, including oversize boxes for short-term storage. It sells travelers checks, issues drafts, and offers other customary banking services.
 The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. Bank of Walnut Creek also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at all bank locations, 24 hours a day, and are part of the EDS and Cirrus networks with ATM access at locations throughout the United States and Canada. The Bank offers its clients 24 hour telephone access to their accounts through a system called Telebanc, and PC banking access through a system called PCBanc.

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


Employees

At December 31, 1996, Bank of Walnut Creek employed 77 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary BWC Real Estate. There are 19 persons employed by the joint venture BWC Mortgage Services either directly on as independent contractors.


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

On June 15, 1996 the Bank leased 2,240 square feet of office space located at 4030 Clipper Court, Fremont, California. A full service charter was approved, however, at this time the facility is being used for the development of loans to the surrounding business community.


ITEM 3.  LEGAL PROCEEDINGS

At this time there are no pending or threatened legal proceedings to which the Corporation is a party or to which any of the Corporation's properties are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                   PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption "Common Stock Prices" on page 27 of the Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Operations" on page 24 of the Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see
"Management's Discussion and Analysis of Operations" at pages 24 through 27 of the 1996 Annual
Report to Shareholders which is incorporated herein by reference.  The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 1996 Annual Report to Shareholders which is incorporated herein by reference.

The following is an analysis of net interest earnings for the years ended December 31.
EARNING ASSETS                                                   1996                                   1995
                                                             Interest   Rates                          Interest       Rates
                                               Average        Income/   Earned/             Average     Income/      Earned/
                                               Balance        Expense   Paid (1)            Balance     Expense      Paid (1)
Federal Funds Sold                           $2,894,000       $153,654     5.31%          $3,139,000       $181,000     5.77%
Other Short Term Investments                    346,000         18,032     5.21            1,314,000         76,000     5.78
Investment Securities:
  U.S. Treasury Securities                    6,429,000        397,223     6.18           12,209,000        705,000     5.77
  Securities of U.S.
    Government Agencies                       4,557,000        290,162     6.37            8,496,000        551,000     6.48
  Obligations of States &
    Political Subdivisions (1)               14,730,000        775,184     6.99           10,125,000        498,000     6.78
Loans (2) (3) (4)                           112,356,000     11,603,864    10.33           89,518,000      9,480,000    10.59

TOTAL EARNING ASSETS                       $141,312,000    $13,238,119     9.53%        $124,801,000    $11,491,000     9.36%

NONEARNING ASSETS                            11,048,000                                    9,759,000

TOTAL                                      $152,360,000                                 $134,560,000

ITEM 7.    (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                 1996                                   1995
                                                             Interest   Rates                          Interest       Rates
                                               Average        Income/   Earned/             Average     Income/      Earned/
                                               Balance        Expense   Paid (1)            Balance     Expense      Paid (1)
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                 $23,135,000       $381,316     1.65%         $21,587,000       $402,000     1.86%
   Money Market Accounts                     30,590,000        879,158     2.87           34,756,000      1,041,000     3.00
   Time                                      46,026,000      2,487,655     5.40           35,882,000      1,962,000     5.47
TOTAL                                        99,751,000      3,748,129     3.76           92,225,000      3,405,000     3.69

Funds Purchased                                 319,000         16,348     5.98               82,000          5,000     5.98
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS                $100,070,000     $3,764,477     3.76          $92,307,000     $3,410,000     3.69

NONINTEREST-BEARING DEPOSITS                 36,402,000           --                      28,347,000           --

OTHER LIABILITIES                             1,318,000           --                       1,047,000           --

SHAREHOLDERS' EQUITY                         14,570,000           --                      12,860,000           --

TOTAL                                      $152,360,000                                 $134,561,000

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                                $9,473,642     6.87%                         $8,081,000     6.34%

Note: Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
(1)   Amounts calculated on a fully Tax-Equivalent Basis where appropriate (1996 and 1995
        Federal Statutory Rate - 34%).
(2)   Nonaccrual loans of $29,000 and $181,000 as of December 31, 1996 and 1995 have been included in the average loan balance.  Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
(3)   Average loans are net of average deferred loan origination fees of $697,000 and $546,000 in 1996 and 1995 respectively.
(4)   Loan interest income includes loan origination fees of $886,000 and $691,000 in 1996 and 1995 respectively.

Change in Interest and Expense
Due to Volume Change and Rate Change


The following table provides pertinent information about interest income and expense between the years 1996 and 1995, and between the years 1995 and 1994. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 1996 total interest income increased $1,747,000 from 1995. All of this increase was related to the increase in the volume of average earning assets in 1996 as compared to 1995. Based on rates alone the increase in interest income would have been 10% less, given constant volume levels between the respective periods.

During 1996 total interest expense increased $354,000 from 1995. As with interest income the increase was attributed to the growth in interest bearing deposits between the respective periods. Based on rates alone the increase in interest expense would have been 32% less, given constant volume levels between the respective periods.

Based on a combination of the above factors affecting interest income and interest expense, net interest income increased $1,393,000 during 1996 as compared to 1995. Of this increase all was related to volume increases and was actually reduced by approximately 5% based on rates.

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                                                          1996 over 1995                            1995 over 1994
                                                 Volume         Rate        Total          Volume         Rate        Total
Increases (Decreases) in Interest Income:
Federal Funds Sold                             ($14,000)    ($14,000)    ($28,000)       ($64,000)     $60,000      ($4,000)
Other Short Term Investments                    (53,000)      (5,000)    ($58,000)        (14,000)      14,000          --
Investment Securities:
   U.S. Treasury Secutities                    (346,000)      38,000     (308,000)        114,000       95,000      209,000
   Securities of U.S. Government Agencies      (253,000)      (8,000)    (261,000)        403,000       33,000      436,000
   Obligations of State and
      Political Subdivisions (1)                247,000       31,000      278,000         (45,000)      35,000      (10,000)
Loans                                         2,340,000     (216,000)   2,124,000         226,000      961,000    1,187,000

      TOTAL INCREASE (DECREASE)               1,921,000     (174,000)   1,747,000         620,000    1,198,000    1,818,000


Increase (Decrease) in Interest Expense
Deposits:
Savings & NOW Accounts                           26,000      (46,000)     (20,000)         43,000      (37,000)       6,000
Money Market Accounts                          (122,000)     (40,000)    (162,000)       (264,000)      92,000     (172,000)
Time Deposits                                   551,000      (26,000)     525,000         566,000      460,000    1,026,000
Federal Funds Purchased                          13,000       (2,000)      11,000           1,000        2,000        3,000

      TOTAL INCREASE (DECREASE)                 468,000     (114,000)     354,000         346,000      517,000      863,000

Increase (Decrease) on Net Interest Income   $1,453,000     ($60,000)  $1,393,000        $274,000     $681,000     $955,000

(1)  Amounts calculated on a fully taxable equivalent basis where appropriate.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities are required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of December 31, 1996.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.
Interest Rate Sensitivity                         3         3-6          12         1-5      Over 5
Repricing within:                            months      months      months       years       years      Totals
December 31, 1996
ASSETS:
Federal funds sold                               $0          $0          $0          $0          $0          $0
Investment securities                        $1,012        $966      $2,814     $12,940      $1,393     $19,125
Construction & real estate loans            $43,817      $7,964      $6,679      $1,416        $699     $60,575
Commercial loans                            $43,733      $2,795      $1,069        $910         $63     $48,570
Consumer loans                              $26,169        $408        $855      $4,083        $111     $31,626
Interest-bearing assets                    $114,731     $12,133     $11,417     $19,349      $2,266    $159,896

Savings and Now accounts                    $25,189          $0          $0          $0          $0     $25,189
Money market accounts                       $29,561          $0          $0          $0          $0     $29,561
Time deposits <$100,000                      $7,608      $9,427     $15,812      $1,320          $0     $34,167
Time deposits >$100,000                     $10,460      $6,392      $7,823        $533          $0     $25,208
Interest-bearing liabilities                $72,818     $15,819     $23,635      $1,853          $0    $114,125

Rate sensitive gap                          $41,913     ($3,686)   ($12,218)    $17,496      $2,266     $45,771

Cumulative rate sensitiveity gap            $41,913     $38,227     $26,009     $43,505     $45,771     $91,542
Cumulative position to average
     earning assets                           26.21%      23.91%      16.27%      27.21%      28.63%

INVESTMENT SECURITIES

Information regarding the book value of investment securities as of December 31, 1996 and 1995 is set forth in Note 2 on Page 12 of the Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.

The following table is a summary of the relative maturities and yields on BWC Financial Corp.'s investment securities as of December 31, 1996.  Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.
                                                                    Maturing
                                                              After One but Within
                                         Within one Year             Five Years               Over Five Years       Total
                                          Amount  Yield         Amount  Yield         Amount  Yield         Amount  Yield
U.S. Treasury Securities              $3,501,000  6.25%     $2,000,000  5.93%            --      --     $5,501,000  6.13%
Obligations of U.S. Government
   Agencies                                  --      --     $1,500,000   6.6             --      --     $1,500,000   6.6
Obligations of State and
   Political Subdivisions:
      Tax-exempt*                      1,281,000  6.27       7,323,000   6.39       $122,000   7.36     $8,726,000   6.38

      Taxable                                --      --      2,117,000   6.16     $1,270,000   6.31     $3,387,000   6.21

          TOTAL                       $4,782,000  6.26%    $12,940,000  6.31%     $1,392,000  6.40%    $19,114,000  6.30%

*  Interest is exempt from Federal Income Taxes.

 LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 1996 and 1995
is set forth in Note 3 on page 13 of the Corporation's 1996 Annual Report to Shareholders and
is incorporated herein by reference.

 Maturity Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution and interest rate sensitivity of loans of the Corporation on December 31, 1996.
                                                   LOANS WITH A MATURITY OF
                                       One Year         One to        After Five
                                       or Less        Five Years        Years           Total
Real Estate Construction               $39,064,000        --              --           $39,064,000
Commercial                              36,291,000      $1,207,000        --            37,498,000
Installment                             26,636,000       5,470,000        $112,000      32,218,000
Real Estate Mortgages                   29,527,000       1,335,000       1,129,000      31,991,000

     TOTAL                            $131,518,000      $8,012,000      $1,241,000    $140,771,000


Loans with Fixed Interest Rates         $3,340,000      $6,801,000      $1,241,000     $11,382,000
Loans with Floating Interest Rates     128,178,000       1,211,000               0     129,389,000

     TOTAL                            $131,518,000      $8,012,000      $1,241,000    $140,771,000

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended December 31, 1996, 1995 and 1994 is set forth in Note 4 on page 14 of the
Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.

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
                                          1996                               1995
                              Allocation       Loans As A        Allocation       Loans As A
                              of Allowance     Percent Of        of Allowance     Percent Of
Type of Loan                  Balance          Total Loans       Balance          Total Loans
Real Estate Construction            $396,000      27.69%               $247,000      21.14%

Commercial                           733,000      34.50                 490,000      33.04

Installment                          297,000      22.47                 298,000      30.58

Real Estate Mortgages                 57,000      15.34                  39,000      15.24

Unallocated                          410,000       --                   454,000       --

     TOTAL                        $1,893,000     100.00%             $1,528,000     100.00%

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

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
                                                   For the Year Ended December 31
                                                 1996                          1995
                                          Average                       Average
                                          Balance    Rates              Balance    Rates
Noninterest-Bearing Demand            $36,402,000     --            $28,347,000     --
Savings and NOW Accounts               23,135,000    1.65%           21,587,000    1.86%
Money Market Accounts                  30,590,000    2.87            34,756,000    3.00
Time Deposits                          46,026,000    5.40            35,882,000    5.47
    Total Deposits                   $136,153,000    2.75%         $120,572,000    2.82%


Time Certificates in Amounts of $100,000 or More
                                     December 31,
Time Remaining to Maturity                  1996
Less than three months                $10,460,000
Three to six months                     6,392,000
Six to twelve months                    7,823,000
More than twelve months                   533,000

    TOTAL                             $25,208,000

FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.
                                                                                        Year Ended December 31,
                                              1996      1995
Return on average assets                     1.26%     1.20%
Return on average shareholders' equ         12.45%    11.75%
Cash dividend payout ratio                   0.00%     0.00%
Average shareholders' equity as % of:
  Average total assets                      10.11%    10.18%
  Average total deposits                    11.38%    11.44%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 6 through 23 of the Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	    AND FINANCIAL DISCLOSURE

None

                              PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 24, 1997.

                              PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)	Documents Filed as Part of this Report

	1.  Financial Statements

	The consolidated financial statements of BWC Financial Corp. and subsidiary listed below and appearing at the indicated page number in BWC's 1996 Annual Report to Shareholders are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES					Page
Number*

Independent Public Accountants' Report                                    23
Independent Public Accountants' Report for the years
   ended December 31, 1996 and 1995 is filed herewith                     23

Consolidated Balance Sheets as of  December 31, 1996 and 1995              6

Consolidated Statements of Income for the years ended
December 31, 1996, 1995 and 1994                                           7

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1996, 1995 and 1994                               8

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                           9

Notes to Consolidated Financial Statements                           10 - 22

	2.  Financial Statement Schedules

	All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)	Reports on Form 8-K

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 1996.

(C)	Exhibits Filed:

See Index to Exhibits at page 17 of this Form 10-K.

*Refers to page number in the 1996 Annual Report to Shareholders.

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

Signature                        Title                     Date



                           Chairman of the Board          ________________
James L. Ryan              and Director



                           Executive Vice President and   ________________
Leland E. Wines            Chief Financial Officer


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

                                     INDEX TO EXHIBITS



                EXHIBIT                                      EXHIBIT NUMBER


Articles of Incorporation and Amendments                 Refer to 10K filing
                                                         of March, 1994.

By-Laws                                                  Refer to 10K filing
                                                         of March, 1994.

1996 Annual Report to Shareholders                                      13.1

Consents of Auditors:

        Arthur Andersen LLP Consent dated March 3, 1997                 24.1

Report of Independent Public Accountants:

        Arthur Andersen LLP Report dated March 3, 1997                  25.1