Form 10-K/A
period 1996-12-31
BWC FINANCIAL CORP
filed 1997-03-13
CIK 353650

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

Signature                        Title                     Date


                                                           March 3, 1997
                           Chairman of the Board          ________________
James L. Ryan              and Director


                                                           March 3, 1997
                           Executive Vice President and   ________________
Leland E. Wines            Chief Financial Officer

                                                           March 3, 1997
                           Director                       ________________
Tom Mantor

                                                           March 3, 1997
                           Director                       ________________
Richard G. Hill

                                                           March 3, 1997
                           Director                       ________________
Reynold C. Johnson III

                                                           March 3, 1997
                           Director                       ________________
Craig Lazzareschi

                                                           March 3, 1997
                           Director                       ________________
John F. Nohr

                                                           March 3, 1997
                           Director                       ________________
John L. Winther

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of BWC Financial Corp.:

We have audited the accompanying consolidated balance sheets of BWC Financial Corp. (a California corporation) and Subsidiaries (the Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWC Financial Corp. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

San Francisco, California,
March 1, 1997

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accounts, we hereby consent to the incorporation by reference in this Form 10-K and the previously filed registration statement of BWC Financial Corp. on Form S-8 (File No. 33-22290) of our report dated March 3, 1997, in BWC Financial Corp.'s 1996 Annual Report. It should be noted that we have not audited any financial statements of BWC Financial Corp. subsequent to December 31, 1996, or performed any audit procedures subsequent to the date of our report.


Arthur Andersen LLP

San Francisco, California,
     March 3, 1997