Form 10-Q
period 1997-03-31
BWC FINANCIAL CORP
filed 1997-04-25
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of March 31, 1997, there were 1,004,343 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

	         Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                          March 31,      December 31,
ASSETS                                                         1997              1996
                                                        (Unaudited)
Cash and Due From Banks                                 $10,266,000       $15,383,000
Federal Funds Sold                                      $10,900,000               --
Other Short Term Investments                                 27,000            26,000
               Total Cash and Cash Equivalents           21,193,000        15,409,000

Investment Securities:
     Available for Sale                                   9,269,000        10,399,000
     Held to Maturity (approximate fair value of
        $8,707,000 in 1997 and $8,765,000 in 1996)        8,712,000         8,726,000
Loans, Net of Allowance for Credit Losses of $2,080,000
     in 1997 and $1,893,000 in 1996.                    139,793,000       138,878,000
Bank Premises and Equipment, Net                          1,537,000         1,522,000
Interest Receivable and Other Assets                      2,486,000         2,439,000

               Total Assets                            $182,990,000      $177,373,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                $42,714,000       $41,766,000
      Interest-bearing:
          Money Market Accounts                          33,114,000        29,561,000
          Savings and NOW Accounts                       25,292,000        25,189,000
          Time Deposits:
               Under $100,000                            35,687,000        34,167,000
               $100,000 or more                          27,479,000        25,208,000
               Total Interest-bearing                   121,572,000       114,125,000

               Total Deposits                           164,286,000       155,891,000
Federal Funds Purchased                                         --          3,600,000
Interest Payable and Other Liabilities                    1,793,000         1,472,000

               Total Liabilities                        166,079,000       160,963,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstandi              --                --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        1,122,780 shares in 1997 and 1,016,598 in        14,685,000        12,172,000
Retained Earnings                                         2,296,000         4,231,000
Capital adjustment on available-for-sale securitie          (70,000)            7,000
               Total Shareholders' Equity                16,911,000        16,410,000
               Total Liabilities and Shareholders'     $182,990,000      $177,373,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                             For the Three Months
                                                                 Ended March 31,
                                                               1997              1996
                                                         (Unaudited)       (Unaudited)
INTEREST INCOME
       Loans, Including Fees                             $3,611,000        $2,620,000
       Investment Securities:
          Taxable                                           157,000           285,000
          Non-taxable                                       106,000           129,000
       Federal Funds Sold                                    53,000            30,000
           Total Interest Income                          3,927,000         3,064,000

INTEREST EXPENSE
       Deposits                                           1,177,000           886,000
       Fed Funds Purchased                                    3,000             6,000
            Total Interest Expense                        1,180,000           892,000

NET INTEREST INCOME                                       2,747,000         2,172,000
PROVISION FOR POSSIBLE CREDIT LOSSES                        225,000           150,000

NET INTEREST INCOME AFTER PROVISION
       FOR POSSIBLE CREDIT LOSSES                         2,522,000         2,022,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                  184,000           140,000
       Income from Real Estate Brokerage Subsidiar           22,000            40,000
       Gain on SBA Loan Sales                                65,000            26,000
       Investment Securities Gains, Net                         --             45,000
       Other                                                126,000            97,000
           Total Noninterest Income                         397,000           348,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                      1,154,000           899,000
       Occupancy                                            195,000           183,000
       Furniture and Equipment                              128,000           158,000
       Other                                                540,000           473,000
           Total Noninterest Expense                      2,017,000         1,713,000

INCOME BEFORE INCOME TAXES                                  902,000           657,000
Provision for Income Taxes                                  311,000           194,000

NET INCOME                                                 $591,000          $463,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                      $0.46             $0.38
Average common and common equivalent shares               1,279,241         1,231,143

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended March 31,
                                                           1997         1996
OPERATING ACTIVITIES:

Net Income                                             $591,000     $463,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                         (286,000)    (198,000)
     Provision for possible credit losses               225,000      150,000
     Depreciation and amortization                       93,000       73,000
     (Increase)decrease in accrued interest receivable
        and other assets                                (48,000)     276,000
     Increase in accrued interest payable
        and other liabilities                           321,000      228,000
               Net Cash Provided(Used) by Operating     896,000      992,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities     1,059,000          --
Proceeds  from the sales of investment securities           --     5,692,000
Purchase of investment securities                           --    (2,496,000)
Loans originated, net of collections                   (853,000)  (1,173,000)
Purchase of bank premises and equipment                (108,000)    (112,000)
               Net Cash Used by Investing Activitie      98,000    1,911,000

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                    8,395,000   (4,329,000)
Decrease in Fed Funds Purchases                      (3,600,000)
Cash paid in lieu of fractional shares                   (5,000)
               Net Cash Provided(Used) by Financing   4,790,000   (4,329,000)


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents        5,784,000   (1,426,000)
Cash and cash equivalents at beginning of year       15,409,000   11,377,000
     Cash and Cash Equivalents at period end        $21,193,000   $9,951,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                        $1,038,000     $750,000

Income Taxes Paid                                       $47,000         $114

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited Interim)


1.	CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

    Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 annual report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

   Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


    The amortized cost and approximate market value of investment securities at March 31, 1997 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost        Gain(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $ 8,712,000         $  (5,000)    $ 8,707,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions             $ 3,341,000       $ (89,000)    $ 3,252,000

Available-for-sale
   U.S. Treasury Securities	$ 4,533,000       $  (8,000)    $ 4,525,000

Available-for-sale
   U.S. Government Agencies	$ 1,501,000       $ (10,000)    $ 1,491,000


For the three months ended March 31, 1997, the Bank had no proceeds from sale of investment securities.

<PAGE

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 1997.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market     Amortized        Market
                                 Cost        Value          Cost         Value

Within one year           $ 1,716,000   $1,721,000   $ 3,516,000   $ 3,516,000
After one but within
   five years             $ 6,095,000   $6,074,000   $ 4,592,000   $ 4,527,000
Over five years           $   901,000   $  912,000   $ 1,267,000   $ 1,225,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Three months Ended
                                                            March 31,
                                                       1997           1996

Allowance for credit losses at
   beginning of period                          $1,893,000      $1,529,000
Chargeoffs                                         (45,000)        (20,000)
Recoveries                                           7,000           8,000
Net chargeoffs                                     (38,000)        (12,000)

Provisions                                         225,000         150,000
Allowance for credit losses at
   end of period                                $2,080,000      $1,667,000

Ratio of allowance for credit
   losses to loans                                    1.47%           1.62%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first three months in 1997 of $591,000 was $128,000 greater then the first three months in 1996. This represented a return on average assets during the quarter of 1.32%, and a return on average equity of 14.19%.

Net income for the first three months in 1996 was $463,000. This represented a return on average assets during that quarter of 1.25%, and a return on average equity of 12.46%.

Net interest income increased $575,000 during the first quarter of 1997 as compared to 1996, and noninterest income increased $49,000. Noninterest expense increased $304,000 between the respective periods, and the provision for credit losses increased $75,000. The provision for income taxes increased $137,000 between the respective periods.

Earning assets averaged $163,316,000 during the first quarter of 1997, an increase of $29,585,000 from the comparable quarter of 1996. During this same period, loans averaged $140,443,000 and deposits averaged $157,399,000; as compared to $102,396,000 in average loans and $128,174,000 in average deposits during the first quarter of 1996.

Earnings per average common and common equivalent shares, adjusted for the stock dividend to shareholders of record March 31, 1997, (this includes any dilutive effect of unexercised options outstanding) was $0.46 for the first three months of 1997, as compared to $0.38 for the first three months of 1996.


Net Interest Income

Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short term investments. Interest expense represents interest paid to the Corporation's depositors, as well as to others from whom the Corporation borrows funds on a temporary basis.

Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans, and deposits, and interest rate fluctuations caused by economic conditions greatly affect net interest income.

Net interest income during the first three months of 1997 was $2,747,000, or $575,000 greater than the comparable period in 1996. This increase is primarily the result of increases in volume of funds rather than in rates. Based on the volume increase alone, net interest income increased by $567,000 over the comparable quarter in 1996. An additional $8,000 was earned due to an increase in the net interest margin.


Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated and is in accordance with SFAS 114. The allowance is increased by provisions charged to expense, and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of March 31, 1997, was 1.47% as compared to 1.62% for the period ending March 31, 1996. Industry standards for this ratio generally range between 1% to 1.5%. The Corporation's ratios for both periods reflect a conservative attitude on the part of management, and is considered adequate to provide for potential future losses.

The Corporation had net losses of $37,000 during the first quarter of 1997 as compared to $12,000 during the comparable period in 1996.

The following table provides information on past due and nonaccrual loans:

                                         For the Three Months Ended
                                                  March 31,
                                          1997                   1996
Loans Past Due 90 Days or More      $       --             $       --
Nonaccrual Loans                       241,000                289,000
Total                               $  241,000             $  289,000


As of March 31, 1997 and 1996, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1997 remains uncollected. Interest foregone on nonaccrual loans was approximately $29,000, and $18,000 as of March 31, 1997 and 1996 respectively.


Noninterest Income

Noninterest income during the first quarter of 1997 was $49,000 greater than earned during the comparable quarter of 1996 in spite of the fact that the 1996 noninterest income included $45,000 in investment securities gains, whereas there were no security gains during the comparable period in 1997.
The increase in 1997 was reflected in increases in service charges (due to growth in the number of accounts), increased income from the Corporation's SBA activities, and other noninterest income areas.


Noninterest Expense

Salaries and related benefits are $255,000 greater during the first quarter of 1997 as compared to 1996. This increase is related to general merit increases, growth of operations, a new office in Fremont, and $40,000 in bonus expenses related to 1996 achievements. Staff averaged 77.6 FTE (full time equivalent) persons during the first quarter of 1997 as compared to 67.4 FTE in 1996. Occupancy expense remained relatively constant reflecting a $12,000 increase as compared to the 1996 period, and was related primarily to the new office in Fremont. Total Furniture and Equipment expense decreased $30,000 as compared to the 1996 period. The primary reason for the higher expenses in 1996, was the write down of the Bank's primary computer system and its replacement with a newer model in that period. Other Expense reflects an increase of $67,000 between the respective periods and is related to general increases in growth and activity.



Other Real Estate Owned

As of March 31, 1996, the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at March 31 for both 1997 and 1996. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of March 31, 1997, December 31, 1996, and March 31, 1996.

Risk-based capital ratios:                    Capital Ratios
                                                                  Minimum
Current guidelines        March 31,     December 31,   March 31   regulatory
                              1997             1996      1996     requirements
   Tier 1 capital            10.56%           10.42%    12.84%       4.00%
   Total capital             11.81%           11.67%    14.09%       8.00%
   Leverage ratio             9.20%            9.35%     9.52%       3.00%


Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities, and other temporary investments represented 21% of total assets at March 31, 1997 and 29% at March 31, 1996. The Corporation's management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $13,000,000.


General

Total assets of the Corporation at March 31, 1997 of $182,990,000 are up $36,522,000 as compared to March 31, 1996. Total deposits of $164,286,000 are up $34,013,000 from March 31, 1996.

The Corporation's loan to deposit ratio as of March 31, 1997 was 86%, as compared to 79% on March 31, 1996.

Other Short Term Investments are investments in a mutual fund operated by Federated Funds Investments and comprised of short term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but carry a slightly higher yield.

The Corporation's Mortgage Brokerage Subsidiary, and the Bank's SBA Division and Business Financing Division are all positive contributors to the income growth of the Corporation this year.

The Corporation has enjoyed strong growth over the previous six months, totaling approximately $32,000,000 in total assets, or more than 21%. This growth is attributed to several factors including a strong economy, the image and business development efforts of the Corporation's officers and staff, the technology systems the Corporation supports, and its community banking image.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 1997.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity                         3         3-6          12         1-5      Over 5
Repricing within:                            months      months      months       years       years      Totals
March 31, 1997
ASSETS:
Federal funds sold                          $10,900          $0          $0          $0          $0     $10,900
Investment securities                          $992      $2,017      $2,249     $10,622      $2,127     $18,007
Construction & real estate loans            $48,750      $9,412      $6,708        $240        $685     $65,795
Commercial loans                            $40,314      $2,939      $1,184        $921         $60     $45,418
Consumer loans                              $26,192        $455        $835      $3,755         $58     $31,295
Interest-bearing assets                    $127,148     $14,823     $10,976     $15,538      $2,930    $171,415

Savings and Now accounts                    $25,291          $0          $0          $0          $0     $25,291
Money market accounts                       $33,115          $0          $0          $0          $0     $33,115
Time deposits <$100,000                     $11,095      $6,435     $16,272      $1,885          $0     $35,687
Time deposits >$100,000                     $10,499      $5,169     $10,940        $871          $0     $27,479
Interest-bearing liabilities                $80,000     $11,604     $27,212      $2,756          $0    $121,572

Rate sensitive gap                          $47,148      $3,219    ($16,236)    $12,782      $2,930     $49,843

Cumulative rate sensitive gap               $47,148     $50,367     $34,131     $46,913     $49,843     $99,686
Cumulative position to average
     earning assets                           27.51%      29.38%      19.91%      27.37%      29.08%

The above totals have been adjusted to exclude unearned discounts and non-accrual loans.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

	At this time there are no pending or threatened material legal proceedings to which the corporation is a party or to which any of the corporation's properties are subject.


Item 2 - Changes in Securities

The Corporation declared a 10% stock dividend to shareholders of record, March 31, 1997.


Item 3 - Defaults Upon Senior Securities

	None


Item 4 - Submission of Matters to a Vote of Security Holders

The annual shareholders meeting has been scheduled for April 22, 1997. At this meeting shareholders will vote on the election of directors and ratification of the selection of accountants. No additional matters are planned for action at this meeting.


Item 5 - Other Materially Important Events

	None


Item 6 - Exhibits and Reports on Form 8-K

	None

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           BWC FINANCIAL CORP.
                                              (Registrant)




   April 24, 1997                                   James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                          Chairman and Chief Executive Officer





   April 24, 1997                                    Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                 CFO and Corp. Secretary