Form 10-Q
period 1997-06-30
BWC FINANCIAL CORP
filed 1997-07-31
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of June 30, 1997, there were 1,004,343 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

	         Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                          13

Item 2         Changes in Securities                                      13

Item 3         Defaults Upon Senior Securities                            13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                        13

Item 5         Other Materially Important Events                          13

Item 6         Exhibits and Reports on Form 8-K                           13


               Signatures                                                 14

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                                 June 30,   December 31,
ASSETS                                                                               1997           1996
Cash and Due From Banks                                                       $12,158,000    $15,383,000
Federal Funds Sold                                                              9,100,000            --
Other Short Term Investments                                                    1,423,000         26,000
                    Total Cash and Cash Equivalents                            22,681,000     15,409,000

Investment Securities:
     Available for Sale                                                        22,352,000     10,399,000
     Held to Maturity (approximate market value
         of $8,165,000 in 1997 and $8,765,000 in 1996)                          8,132,000      8,726,000
Loans, Net of Allowance for Credit Losses of $2,380,000
     in 1997 and $1,893,000 in 1996.                                          146,176,000    138,878,000
Bank Premises and Equipment, Net                                                1,484,000      1,522,000
Interest Receivable and Other Assets                                            2,734,000      2,439,000

                                                                             $203,559,000   $177,373,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                      $48,351,000    $41,766,000
      Interest-bearing:
          Money Market Accounts                                                35,053,000     29,561,000
          Savings and NOW Accounts                                             26,977,000     25,189,000
          Time Deposits:
               Under $100,000                                                  39,263,000     34,167,000
               $100,000 or more                                                34,377,000     25,208,000
               Total Interest-bearing                                         135,670,000    114,125,000

                    Total Deposits                                            184,021,000    155,891,000
Federal Funds Purchased                                                               --       3,600,000
Interest Payable and Other Liabilities                                          1,895,000      1,472,000

                    Total Liabilities                                         185,916,000    160,963,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                 --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        1,121,280 shares in 1997 and 1,016,598 in 1996.                        14,685,000     12,172,000
Retained Earnings                                                               2,963,000      4,231,000
Capital adjustment on available-for-sale securities                                (5,000)         7,000
                    Total Shareholders' Equity                                 17,643,000     16,410,000
                    Total Liabilities and Shareholders' Equity                203,559,000   $177,373,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                                                For the Six Months
                                                                                Ended June 30,
                                                               1997           1996           1997           1996
                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
INTEREST INCOME
       Loans, Including Fees                             $3,895,000     $2,682,000     $7,506,000     $5,302,000
       Investment Securities:
          Taxable                                           247,000        274,000        404,000        559,000
          Non-taxable                                       100,000        133,000        206,000        262,000
       Federal Funds Sold                                   135,000         40,000        188,000         70,000
       Other Short Term Investments                          23,000          7,000         24,000          7,000
                Total Interest Income                     4,400,000      3,136,000      8,328,000      6,200,000

INTEREST EXPENSE
       Deposits                                           1,402,000        864,000      2,580,000      1,750,000
       Federal Funds Purchased                                  --           3,000          3,000          9,000
                 Total Interest Expense                   1,402,000        867,000      2,583,000      1,759,000

NET INTEREST INCOME                                       2,998,000      2,269,000      5,745,000      4,441,000
PROVISION FOR CREDIT LOSSES                                 300,000        150,000        525,000        300,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                  2,698,000      2,119,000      5,220,000      4,141,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                  190,000        170,000        374,000        310,000
       Income from Real Estate Brokerage
          Subsidiary                                         38,000         53,000         60,000         93,000
      Gain on SBA Loan Sales and Servicing Fees              56,000         19,000        121,000         62,000
     Accounts Receivable Factoring - Servicing Fees          26,000         17,000         53,000         27,000
       Investment Securities Gains (losses), Net                --          (1,000)           --          44,000
       Other                                                 78,000         68,000        177,000        138,000
                Total Noninterest Income                    388,000        326,000        785,000        674,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                      1,125,000        909,000      2,279,000      1,808,000
       Occupancy                                            202,000        192,000        398,000        375,000
       Furniture and Equipment                              128,000        120,000        256,000        278,000
       Other                                                599,000        535,000      1,138,000      1,008,000
                Total Noninterest Expense                 2,054,000      1,756,000      4,071,000      3,469,000

INCOME BEFORE INCOME TAXES                                1,032,000        689,000      1,934,000      1,346,000
Provision for Income Taxes                                  365,000        204,000        676,000        398,000

NET INCOME                                                 $667,000       $485,000     $1,258,000       $948,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                      $0.52          $0.39          $0.98          $0.77
Average common and common equivalent shares               1,283,463      1,241,312      1,281,352      1,236,227

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     For the Six Months Ended June 30,
                                                                                             1997                1996
OPERATING ACTIVITIES:
Net Income                                                                             $1,258,000            $948,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                           (593,000)           (408,000)
     Provision for possible credit losses                                                 525,000             300,000
     Depreciation and amortization                                                        192,000             205,000
     Gain on sale of securities available for sale                                             --              44,000
     (Increase)decrease in accrued interest receivable
        and other assets                                                                 (295,000)           (207,000)
     Increase in accrued interest payable
        and other liabilities                                                             423,000            (171,000)
               Net Cash Provided(Used) by Operating Activities                          1,510,000             711,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                       2,465,000             447,000
Proceeds  from the sales of investment securities                                             --           10,537,000
Purchase of investment securities                                                     (13,836,000)         (5,216,000)
Loans originated, net of collections                                                   (7,229,000)         (5,483,000)
Purchase of bank premises and equipment                                                  (155,000)           (236,000)
               Net Cash Used by Investing Activities                                  (18,755,000)             49,000

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                                                     28,130,000          (2,542,000)
Decrease in Fed Funds Purchases                                                        (3,600,000)                --
Proceeds from issuance of common stock                                                     29,000                 --
Cash paid for the repurchase of common stock                                              (37,000)           (316,000)
Cash paid in lieu of fractional shares                                                     (5,000)                --
               Net Cash Provided(Used) by Financing Activities                         24,517,000          (2,858,000)


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                                          7,272,000          (2,098,000)
Cash and cash equivalents at beginning of year                                         15,409,000          12,617,000
     Cash and Cash Equivalents at period end                                          $22,681,000         $10,519,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                          $2,156,000            $898,000

Income Taxes Paid                                                                        $714,752            $438,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and the results of operations for the six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 annual report on Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

       Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


      The amortized cost and approximate market value of investment securities at June 30, 1997 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost        Gain(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $ 8,132,000       $  33,000     $ 8,165,000

Available-for-sale
   Taxable Obligations of
     State & Political
     Subdivisions             $ 4,097,000       $ (47,000)    $ 4,050,000

Available-for-sale
   U.S. Treasury Securities   $11,084,000       $  29,000     $11,113,000

Available-for-sale
   U.S. Government Agencies   $ 7,178,000       $  11,000     $ 7,189,000


        For the six months ended June 30, 1997, the Bank did not sell any investment securities.

       The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 1997.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market     Amortized        Market
                                 Cost        Value          Cost         Value

Within one year           $ 1,766,000   $1,772,000   $ 4,009,000   $ 4,015,000
After one but within
   five years             $ 6,366,000   $6,393,000   $17,087,000   $17,096,000
Over five years           $        --   $       --   $ 1,263,000   $ 1,241,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Six months Ended
                                                            June 30,
                                                       1997           1996

Allowance for credit losses at
   beginning of period                          $1,893,000      $1,529,000
Chargeoffs                                         (63,000)        (34,000)
Recoveries                                          25,000          21,000
Net chargeoffs                                     (38,000)        (13,000)

Provisions                                         525,000         300,000
Allowance for credit losses at
   end of period                                $2,380,000      $1,816,000

Ratio of allowance for credit
   losses to loans                                    1.60%           1.70%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first six months in 1997 of $1,258,000 was $310,000 greater than the first six months in 1996. This represented a return on average assets during this period of 1.36% and a return on average equity of 14.82%. The return on average assets during the first six months of 1996 was 1.28% and a return on average equity was 12.59%.

Net income for the three months ending June 30, 1997, of $667,000 was $182,000 over the comparable period in 1996. The return on average assets during the second quarter was 1.37% and the return on average equity was 15.44%.
The return on average assets during the second quarter of 1996 was 1.32% and the return on average equity was 12.81%.

Earning assets averaged $172,222,000 during the six months ended June 30, 1997, as compared to $135,158,000 for the comparable period in 1996. Earning assets averaged $181,129,000 during the second quarter of 1997 as compared to $136,584,000 during the second quarter of 1996.

Earnings per average common and common equivalent shares, adjusted for the 10% stock dividend declared March 31, 1997 and on July 23, 1996 (this includes any dilutive effect of unexercised options outstanding) was $0.98 for the first six months of 1997 as compared to $0.77 for the first six months of 1996. For the second quarter of 1997, earnings per average common and common equivalent shares was $0.52 as compared to $0.39 for the second quarter of 1996.


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

Net interest income during the first six months of 1997 was $5,745,000 or $1,304,000 greater than the comparable period in 1996. This increase was primarily the result of an increase in the volume of loans outstanding during the 1997 period as compared to 1996. Of this increase 96% was the result of increased volume and only 4% to an increase in the net interest rate spread.

Net interest income during the three months ending June 30, 1997 was $2,998,000 or $729,000 greater than the comparable period in 1996. As with the six months results, the change is related to volume increases rather than net interest margin changes. Of the increase, 94% was related to volume and 6% to rates.

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

The ratio of the allowance for credit losses to total loans as of June 30, 1997 was 1.60% as compared to 1.70% for the period ending June 30, 1996. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net loan losses of $38,000 during the first six months of 1997 as compared to a net loss of $13,000 during the comparable period in 1996.

The following table provides information on past due and nonaccrual loans:

                                             For the Six months Ended
                                                     June 30,
                                                1997              1996
Loans Past Due 90 Days or More            $  479,000        $       --
Nonaccrual Loans                             428,000            92,000
Total                                     $  907,000        $   92,000


As of June 30, 1997 and 1996, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1997 remains uncollected. Interest foregone on nonaccrual loans was approximately $24,000 and $15,000 as of June 30, 1997 and 1996 respectively.


Noninterest Income

Noninterest income during the first six months of 1997 of $785,000 was $111,000 greater than earned during the comparable period of 1996. This was reflected in increases in most areas of noninterest income and fees and is commensurate with the Corporation's growth.

During the second quarter of 1997 noninterest income of $388,000 was $62,000 greater than earned during the comparable quarter of 1996. The same reasons applicable for the first six months apply to the second quarter results.


Noninterest Expense

Total noninterest expenses of $4,071,000 during the first six months of 1997 are $602,000 over the comparable period in 1996. The major categories of this are detailed below.

Salaries and related benefits are $471,000 greater during the first six months of 1997 as compared to 1996. This increase is related to award bonuses paid to staff and officers plus staffing increases and general merit increases related to the Corporation's growth and expanding operations. Staff FTE (full time equivalency) averaged 78.8 during the first six months of 1997 as compared to
68.5 for the comparable 1996 period.

Occupancy expense increased $23,000 during the respective periods due to the Corporation's new Fremont office, plus rental adjustments and operating expense increases on other office facilities.

Total furniture and equipment expense decreased $22,000 between the respective periods. The primary reason for the higher expense in 1996, was the write down of the Bank's primary computer system and its replacement with a newer model.

Other expense increased $130,000 between the respective periods and is related to general increases in growth and activity.

During the second quarter of 1997 the Corporation had a total of $2,054,000 in noninterest expense which was $298,000 over the comparable quarter of 1996. This increase was primarily attributed to increases in salary and related benefits expenses for the same reasons as given above regarding the increase in the six month operating results.


Other Real Estate Owned

As of June 30, 1997 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 1997 and 1996. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of June 30, 1997, December 31, 1996, and June 30, 1996.

Risk-based capital ratios:                   Capital Ratios
                                                                 Minimum
                         June 30,   December 31,    June 30,     regulatory
                            1997           1996         1996     requirements
   Tier 1 capital          10.43%         10.42%      12.66%        4.00%
   Total capital           11.68%         11.67%      13.91%        8.00%
   Leverage ratio           8.64%          9.35%       9.88%        3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 26% of total assets at June 30, 1997 and 27% at June 30, 1996. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $13,000,000.


General

Total assets of the Corporation at June 30, 1997 of $203,559,000 have increased $55,142,000 or 37% as compared to June 30, 1996. Total loans of $148,556,000 have increased $41,661,000 or 39% and total deposits of $184,021,000 have increased $52,961,000 or 39%.

The Corporation's loan to deposit ratio as of June 30, 1997 and 1996 was 81% on both dates.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of June 30, 1997.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity                         3         3-6          12         1-5      Over 5
Repricing within:                            months      months      months       years       years      Totals
June 30, 1997
ASSETS:
Federal funds sold                           $9,100          $0          $0          $0          $0      $9,100
Investment securities                        $3,673      $1,002      $2,529     $23,462      $1,241     $31,907
Construction & real estate loans            $53,036      $8,425      $5,939        $241        $671     $68,312
Commercial loans                            $44,485      $4,134        $103        $858         $36     $49,616
Consumer loans                              $25,665        $416        $868      $3,629         $50     $30,628
Interest-bearing assets                    $135,959     $13,977      $9,439     $28,190      $1,998    $189,563

Savings and Now accounts                    $26,977          $0          $0          $0          $0     $26,977
Money market accounts                       $35,053          $0          $0          $0          $0     $35,053
Time deposits <$100,000                      $8,739     $17,854     $11,297      $1,323         $50     $39,263
Time deposits >$100,000                     $11,903     $14,480      $7,280        $714          $0     $34,377
Interest-bearing liabilities                $82,672     $32,334     $18,577      $2,037          $0    $135,670

Rate sensitive gap                          $53,287    ($18,357)    ($9,138)    $26,153      $1,998     $53,893

Cumulative rate sensitive gap               $53,287     $34,930     $25,792     $51,945     $53,943    $107,836
Cumulative position to average
     earning assets                           28.11%      18.43%      13.61%      27.40%      28.46%

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

      At this time the Corporation is a cross-defendant in a legal proceeding. At this time the Corporation, based upon advise of counsel, does not believe that such cross-complaint will have any material adverse effect on the Corporation.


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