Form 10-Q
period 1997-09-30
BWC FINANCIAL CORP
filed 1997-10-29
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.

Commission File Number 0-10658


                                    BWC FINANCIAL CORP.
                  (Exact name of registrant as specified in its charter)


          CALIFORNIA                                          94-262100
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


1400 Civic Drive, Walnut Creek, California                  _     94596 __
(Address of principal executive offices)

                               (510) 932-5353
            (Registrant's telephone number: (including area code)


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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of September 30, 1997, there were 1,004,343 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

	         Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                                      September 30,         December 31,
ASSETS                                                                                        1997                 1996
                                                                                         (Unaudited)
Cash and Due From Banks                                                                 $18,446,000          $15,383,000
Federal Funds Sold                                                                        4,000,000                  --
Other Short Term Investments                                                                136,000               26,000
                    Total Cash and Cash Equivalents                                      22,582,000           15,409,000

Investment Securities:
     Available for Sale                                                                  34,110,000           10,399,000
     Held to Maturity (approximate market value
         of $7,367,000 in 1997 and $8,765,000 in 1996)                                    7,310,000            8,726,000
Loans, Net of Allowance for Credit Losses of $2,592,000
     in 1997 and $1,893,000 in 1996.                                                    149,614,000          138,878,000
Bank Premises and Equipment, Net                                                          1,410,000            1,522,000
Interest Receivable and Other Assets                                                      3,208,000            2,439,000

                                                                                       $218,234,000         $177,373,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                                $52,019,000          $41,766,000
      Interest-bearing:
          Money Market Accounts                                                          41,755,000           29,561,000
          Savings and NOW Accounts                                                       27,424,000           25,189,000
          Time Deposits:
               Under $100,000                                                            40,489,000           34,167,000
               $100,000 or more                                                          35,698,000           25,208,000
               Total Interest-bearing                                                   145,366,000          114,125,000

                    Total Deposits                                                      197,385,000          155,891,000
Federal Funds Purchased                                                                         --             3,600,000
Interest Payable and Other Liabilities                                                    2,298,000            1,472,000

                    Total Liabilities                                                   199,683,000          160,963,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                           --                   --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        1,121,280 shares in 1997 and 1,016,598 in 1996.                                  14,685,000           12,172,000
Retained Earnings                                                                         3,772,000            4,231,000
Capital adjustment on available-for-sale securities                                          94,000                7,000
                    Total Shareholders' Equity                                           18,551,000           16,410,000
                    Total Liabilities and Shareholders' Equity                         $218,234,000         $177,373,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                              For the Three Months          For the Nine Months
                                                              Ended September 30,           Ended September 30,
                                                               1997           1996           1997           1996
                                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
INTEREST INCOME
       Loans, Including Fees                              $4,196,000     $2,960,000    $11,702,000     $8,262,000
       Investment Securities:
          Taxable                                            449,000        243,000        853,000        802,000
          Non-taxable                                         95,000        122,000        301,000        384,000
       Federal Funds Sold                                    114,000         13,000        302,000         83,000
       Other Short Term Investments                           15,000              0         39,000          7,000
                Total Interest Income                      4,869,000      3,338,000     13,197,000      9,538,000

INTEREST EXPENSE
       Deposits                                            1,591,000        881,000      4,170,000      2,631,000
       Federal Funds Purchased                                   --           7,000          3,000         16,000
                 Total Interest Expense                    1,591,000        888,000      4,173,000      2,647,000

NET INTEREST INCOME                                        3,278,000      2,450,000      9,024,000      6,891,000
PROVISION FOR CREDIT LOSSES                                  300,000        200,000        825,000        500,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                   2,978,000      2,250,000      8,199,000      6,391,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                   191,000         162,000       565,000        472,000
       Other                                                 210,000        168,000        621,000        532,000
                Total Noninterest Income                     401,000        330,000      1,186,000      1,004,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                       1,201,000        962,000      3,480,000      2,770,000
       Occupancy                                             205,000        197,000        603,000        572,000
       Furniture and Equipment                               142,000        119,000        398,000        397,000
       Other                                                 558,000        562,000      1,696,000      1,570,000
                Total Noninterest Expense                  2,106,000      1,840,000      6,177,000      5,309,000

INCOME BEFORE INCOME TAXES                                 1,273,000        740,000      3,208,000      2,086,000
Provision for Income Taxes                                   464,000        260,000      1,140,000        658,000

NET INCOME                                                  $809,000       $480,000     $2,068,000     $1,428,000
NET INCOME PER COMMON AND COMMON
        EQUIVALENT SHARE                                       $0.63          $0.38          $1.61          $1.14
Average common and common equivalent shares                1,287,997      1,268,849      1,283,567      1,247,455

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For the Nine Months Ended September 30,
                                                                                         1997           1996
                                                                                   (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:

Net Income                                                                        $2,068,000     $1,428,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                      (966,000)       640,000
     Provision for possible credit losses                                            825,000        500,000
     Depreciation and amortization                                                   292,000        244,000
     Gain on sale of securities available for sale                                     3,000         21,000
     Increase in accrued interest receivable
        and other assets                                                            (769,000)      (111,000)
     Increase in accrued interest payable
        and other liabilities                                                        826,000        319,000
               Net Cash Provided(Used) by Operating Activities                     2,279,000      3,041,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                  4,775,000      1,930,000
Proceeds  from the sales of investment securities                                        --      16,417,000
Purchase of investment securities                                                (26,987,000)    (5,216,000)
Loans originated, net of collections                                             (10,594,000)   (18,271,000)
Purchase of bank premises and equipment                                             (180,000)      (315,000)
               Net Cash Used by Investing Activities                             (32,986,000)    (5,455,000)

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                                                41,494,000       (810,000)
Decrease in Fed Funds Purchases                                                   (3,600,000)           --
Proceeds from issuance of common stock                                                29,000            --
Cash paid for the repurchase of common stock                                         (37,000)      (463,000)
Cash paid in lieu of fractional shares                                                (5,000)        (5,000)
               Net Cash Provided(Used) by Financing Activities                    37,881,000     (1,278,000)


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                                     7,174,000     (3,692,000)
Cash and cash equivalents at beginning of year                                    15,409,000     12,617,000
     Cash and Cash Equivalents at period end                                     $22,583,000     $8,925,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                     $3,423,000     $2,568,000

Income Taxes Paid                                                                 $1,435,000       $412,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and the results of operations for the nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


The amortized cost and approximate market value of investment securities at September 30, 1997 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost        Gain(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $ 7,310,000       $  57,000     $ 7,367,000

Available-for-sale
   Taxable Obligations of
     State & Political
     Subdivisions             $ 5,425,000       $  15,000     $ 5,440,000

Available-for-sale
   U.S. Treasury Securities   $11,064,000       $  64,000     $11,128,000

Available-for-sale
   U.S. Government Agencies   $17,479,000       $  63,000     $17,542,000


For the nine months ended September 30, 1997, the Bank did not sell any investment securities.
<PAGE

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 1997.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market     Amortized        Market
                                 Cost        Value          Cost         Value

Within one year           $ 1,203,000   $1,207,000   $ 9,324,000   $ 9,338,000
After one but within
   five years             $ 6,107,000   $6,160,000   $20,318,000   $20,430,000
Over five years           $        --   $       --   $ 4,326,000   $ 4,342,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Nine months Ended
                                                          September 30,
                                                      1997           1996

Allowance for credit losses at
   beginning of period                          $1,893,000      $1,529,000
Chargeoffs                                        (179,000)        (45,000)
Recoveries                                          53,000          28,000
Net chargeoffs                                    (126,000)        (17,000)

Provisions                                         825,000         500,000
Allowance for credit losses at
   end of period                                $2,592,000      $2,012,000

Ratio of allowance for credit
   losses to loans                                    1.70%           1.67%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first nine months in 1997 of $2,068,000 was $640,000 greater than the first nine months in 1996. This represented a return on average assets during this period of 1.42%, and a return on average equity of 15.87%. The return on average assets during the first nine months of 1996 was 1.28%, and the return on average equity was 12.49%.

Net income for the three months ending September 30, 1997, of $809,000, was $329,000 over the comparable period in 1996. The return on average assets during the third quarter was 1.53%, and the return on average equity was 17.88%. The return on average assets during the third quarter of 1996 was 1.28%, and the return on average equity was 12.30%.

Earning assets averaged $180,670,000 during the nine months ended September 30, 1997, as compared to $136,836,000 for the comparable period in 1996. Earning assets averaged $197,564,000 during the third quarter of 1997 as compared to $140,193,000 during the third quarter of 1996.

Earnings per average common and common equivalent shares, adjusted for the 10% stock dividend declared March 31, 1997 (this includes any dilutive effect of unexercised options outstanding), was $1.61 for the first nine months of 1997 as compared to $1.14 for the first nine months of 1996. For the third quarter of 1997, earnings per average common and common equivalent shares was $0.63 as compared to $0.38 for the third quarter of 1996.


Net Interest Income

Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short term investments. Interest expense represents interest paid to the Corporation's depositors, as well as to others, from whom the Corporation borrows funds on a temporary basis.

Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans and deposits and interest rate fluctuations caused by economic conditions, greatly affect net interest income.

Net interest income during the first nine months of 1997 was $9,024,000, or $2,133,000 greater than the comparable period in 1996. This increase was primarily the result of an increase in the volume of loans outstanding during the 1997 period as compared to 1996. Of this increase 96% was the result of increased volume and only 4% to an increase in the net interest rate spread.

Net interest income during the three months ended September 30, 1997 was $3,278,000, or $828,000 greater than the comparable period in 1996. As with the nine months result, the change is related to volume increases rather than net interest margin changes. Of the increase, 95% was related to volume and 5% to rates.
<PAGE

Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated, and is in accordance with SFAS 114. The allowance is increased by provisions charged to expense, and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of September 30, 1997, was 1.70% as compared to 1.67% for the period ending September 30, 1996.
 This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net loan losses of $126,000 during the first nine months of 1997, as compared to a net loss of $17,000 during the comparable period in 1996.

The following table provides information on past due and nonaccrual loans:

                                             For the Nine months Ended
                                                     September 30,
                                                1997              1996
Loans Past Due 90 Days or More            $        0        $    1,000
Nonaccrual Loans                             296,000            89,000
Total                                     $  296,000        $   90,000


As of September 30, 1997 and 1996, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1997 remains uncollected. Interest foregone on nonaccrual loans was approximately $30,000 and $19,000 as of September 30, 1997 and 1996 respectively.


Noninterest Income

Noninterest income during the first nine months of 1997 of $1,186,000 was $182,000 greater than earned during the comparable period of 1996. This was reflected in increases in most areas of noninterest income and fees, and is commensurate with the Corporation's growth.

During the third quarter of 1997, noninterest income of $401,000 was $71,000 greater than earned during the comparable quarter of 1996. The same reasons applicable for the first nine months apply to the third quarter results.


Noninterest Expense

Total noninterest expenses of $6,177,000 during the first nine months of 1997 are $868,000 over the comparable period in 1996. The major categories of this are detailed below.

Salaries and related benefits are $710,000 greater during the first nine months of 1997 as compared to 1996. This increase is related to award bonuses paid to staff and officers, plus staffing increases and general merit increases related to the Corporation's growth and expanding operations. Staff FTE (full time equivalency) averaged 80.5 during the first nine months of 1997 as compared to
69.8 for the comparable 1996 period.

Occupancy expense increased $31,000 during the respective periods due to the Corporation's new Fremont office, plus rental adjustments and operating expense increases on other office facilities.

Total furniture and equipment expense were essentially the same between the respective periods.

Other expense increased $126,000 between the respective periods and is related to general increases in growth and activity.

During the third quarter of 1997, the Corporation had a total of $2,106,000 in noninterest expense which was $266,000 over the comparable quarter of 1996. This increase was primarily attributed to increases in salary and related benefits expenses for the same reasons as given above regarding the increase in the nine month operating results.


Other Real Estate Owned

As of September 30, 1997, the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


Capital Adequacy

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital also includes the eligible allowance for credit losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30 for both 1997 and 1996. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of September 30, 1997, December 31, 1996, and September 30, 1996.

Risk-based capital ratios:                   Capital Ratios
                                                                   Minimum
                    September 30,     December 31,  September 30,  regulatory
                            1997             1996           1996  requirements

   Tier 1 capital          10.51%           10.42%         12.08%        4.00%
   Total capital           11.76%           11.67%         13.34%        8.00%
   Leverage ratio           8.28%            9.35%          9.95%        3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 29% of total assets at September 30, 1997, and 19% at September 30, 1996. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $13,000,000.


General

Total assets of the Corporation at September 30, 1997 of $218,234,000 have increased $67,161,000, or 44% as compared to September 30, 1996. Total loans of $152,206,000 have increased $32,009,000, or 27%, and total deposits of $197,385,000 have increased $63,594,000 or 48%.

The Corporation's loan to deposit ratio as of September 30, 1997 and 1996 was 77% and 89% respectively.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of September 30, 1997.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Interest Rate Sensitivity                            3         3-6          12         1-5      Over 5
Repricing within:                               months      months      months       years       years      Totals
September 30, 1997
ASSETS:
Federal funds sold                              $4,000          $0          $0          $0          $0      $4,000
Investment securities                           $2,302      $1,008      $3,209     $27,571      $7,466     $41,556
Construction & real estate loans               $56,592      $9,887      $4,841        $242        $658     $72,220
Commercial loans                               $44,087      $2,999      $1,423        $726         $36     $49,271
Consumer loans                                 $25,955        $452        $850      $3,416         $42     $30,715
Real estate mortgages
Interest-bearing assets                       $132,936     $14,346     $10,323     $31,955      $8,202    $197,762

Savings and Now accounts                       $27,424          $0          $0          $0          $0     $27,424
Money market accounts                          $41,755          $0          $0          $0          $0     $41,755
Time deposits <$100,000                        $20,008      $7,246     $11,573      $1,662          $0     $40,489
Time deposits >$100,000                        $21,697      $9,801      $3,293        $907          $0     $35,698
Interest-bearing liabilities                  $110,884     $17,047     $14,866      $2,569          $0    $145,366

Rate sensitive gap                             $22,052     ($2,701)    ($4,543)    $29,386      $8,202     $52,396

Cumulative rate sensitive gap                  $22,052     $19,351     $14,808     $44,194     $52,396    $104,792
Cumulative position to average
     earning assets                              11.15%       9.78%       7.49%      22.35%      26.49%

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

	None


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






                                           BWC FINANCIAL CORP.
                                              (Registrant)




October 27, 1997					James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                          Chairman and Chief Executive Officer





October 27, 1997					Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                 CFO and Corp. Secretary