Form 10-K
period 1997-12-31
BWC FINANCIAL CORP
filed 1998-03-11
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549

	FORM 10-K

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended December 31, 1997, Commission file
        number 0-10658	BWC FINANCIAL CORP.
	(Exact name of registrant as specified in its charter)

          California				    	    94-2621001
        (State of other jurisdiction of                 (I.R.S. Employee
         incorporation or organization)                  Identification No.)

	1400 Civic Drive, Walnut Creek, California  94596
	(Address of principal executive offices)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1998: $33,901,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1998.

Title of Class:  Common Stock, no par value     Shares Outstanding:  1,233,062

Documents Incorporated by Reference*		Incorporated Into:
1997 Annual Report to Shareholders              Part II and IV
Definitive Proxy Statement for the 1998		Part III
Annual Meeting of Shareholders to be
filed by March 23, 1998.

* Only selected portions of the document specified are incorporated by reference into this report, as more particularly described herein.

                             TABLE OF CONTENTS

                                                                      PAGE

PART I

Item  1     Business                                                    1

Item  2     Properties                                                  3

Item  3     Legal Proceedings                                           3

Item  4     Submissions of Matters to a Vote of Shareholders		3


PART II

Item  5     Market for the Registrant's Common Stock and
            Related Shareholder Matters                                 4

Item  6     Selected Financial Data                                     4

Item  7     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          5 - 12

Item  8     Financial Statements and Supplementary Data                13

Item  9     Changes in and Desagreements with Accountants on
            Accounting and Financial Disclosure                        13

PART III

Item 10     Directors and Executive Officers of
            the Registrant                                             14

Item 11     Executive Compensation                                     14

Item 12     Security Ownership of Certain Beneficial
            Owners and Management                                      14

Item 13     Certain Relationships and Related Transactions             14


PART IV

Item 13     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                        14

Signatures                                                             15

Index to Exhibits                                                      16

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


Service Area

Contra Costa County represents the primary service area of Bank of Walnut Creek and its branches, however, the service area also extends into Alameda County and Solano County. Walnut Creek, California, is site of the Corporation's main office and the Bank also operates offices in the cities of Orinda, Danville, San Ramon, Pleasanton and Fremont, California.

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


Employees

At December 31, 1997, Bank of Walnut Creek employed 86 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary BWC Real Estate. There are 20 persons employed by the joint venture BWC Mortgage Services either directly on as independent contractors.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None



	PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption "Common Stock Prices" on page 27 of the Corporation's 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Operations" on page 24 of the Corporation's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see
"Management's Discussion and Analysis of Operations" at pages 26 through 30 of the 1997 Annual
Report to Shareholders which is incorporated herein by reference.  The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 1997 Annual Report to Shareholders which is incorporated herein by reference.

The following is an analysis of net interest earnings for the years ended December 31.
EARNING ASSETS                                              1997                                       1996
                                                             Interest Rates                             Interest Rates
                                               Average        Income/ Earned/             Average        Income/ Earned/
                                               Balance        Expense Paid (1)            Balance        Expense Paid (1)
Federal Funds Sold                           $6,867,000       $382,901   5.58%          $2,894,000       $153,654    5.31%
Other Short Term Investments                    881,000         48,124   5.46              346,000         18,032    5.21
Investment Securities:
  U.S. Treasury Securities                    8,930,000        548,267   6.14            6,429,000        397,223    6.18
  Securities of U.S.
    Government Agencies                       8,653,000        561,987   6.49            4,557,000        290,162    6.37
  Obligations of States &
    Political Subdivisions (1)               12,408,000        667,707   7.01           14,730,000        775,184    6.99
Loans (2) (3) (4)                           149,043,000     16,107,013  10.81          112,356,000     11,603,864   10.33

TOTAL EARNING ASSETS                       $186,782,000    $18,315,999   9.91%        $141,312,000    $13,238,119    9.53%

NONEARNING ASSETS                            13,380,000                                 11,048,000

TOTAL                                      $200,162,000                               $152,360,000

ITEM 7.    (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                            1997                                       1996
                                                             Interest Rates                             Interest Rates
                                               Average        Income/ Earned/             Average        Income/ Earned/
                                               Balance        Expense Paid (1)            Balance        Expense Paid (1)
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                 $26,410,000       $436,867   1.65%         $23,135,000       $381,316    1.65%
   Money Market Accounts                     37,899,000      1,409,812   3.72           30,590,000        879,158    2.87
   Time                                      69,874,000      3,919,781   5.61           46,026,000      2,487,655    5.40
TOTAL                                       134,183,000      5,766,460   4.30           99,751,000      3,748,129    3.76

Funds Purchased                                  69,000          3,377   4.92              319,000         16,348    5.98
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS                $134,252,000     $5,769,837   4.30         $100,070,000     $3,764,477    3.76

NONINTEREST-BEARING DEPOSITS                 47,081,000           --                    36,402,000           --

OTHER LIABILITIES                             1,062,000           --                     1,318,000           --

SHAREHOLDERS' EQUITY                         17,767,000           --                    14,570,000           --

TOTAL                                      $200,162,000                               $152,360,000

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                               $12,546,162   6.82%                         $9,473,642    6.87%

(1)   Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
      Amounts calculated on a fully Tax-Equivalent Basis where appropriate (1997 and 1996
        Federal Statutory Rate - 34%).
      Nonaccrual loans of $248,000 and $29,000 as of December 31, 1997 and 1996 have been included in the average loan balance.  Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
      Average loans are net of average deferred loan origination fees of $993,000 and $697,000 in 1997 and 1996 respectively.
      Loan interest income includes loan origination fees of $1,383,000 and $886,000 in 1997 and 1996 respectively.

Change in Interest and Expense
Due to Volume Change and Rate Change


The following table provides pertinent information about interest income and expense between the years 1997 and 1996, and between the years 1996 and 1995. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 1997 total interest income increased $5,078,000 from 1996. Of this increase, 87% or $4,397,000 was related to the increase in the volume of average earning assets in 1997 as compared to 1996. Based on rates alone the increase in interest income would have been 13% or $681,000, given constant volume levels between the respective periods.

During 1997 total interest expense increased $2,006,000 from 1996. As with interest income, 80% or $1,594,000 of the increase was attributed to the growth in interest bearing deposits between the respective periods. Based on rates alone the increase in interest expense would have been 20% or $411,000, given constant volume levels between the respective periods.

Based on a combination of the above factors affecting interest income and interest expense, net interest income increased $3,072,000 during 1997 as compared to 1996 Of this increase, 91% was related to volume increases and only 9% due to rate changes between the respective periods.

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                                                               1997 over 1996                            1996 over 1995
                                                        Volume         Rate        Total          Volume         Rate        Total
Increases (Decreases) in Interest Income:
Federal Funds Sold                                    $216,000      $13,000     $229,000        ($14,000)    ($14,000)    ($28,000)
Other Short Term Investments                            29,000        1,000      $30,000         (53,000)      (5,000)    ($58,000)
Investment Securities:
   U.S. Treasury Secutities                            154,000       (3,000)     151,000        (346,000)      38,000     (308,000)
   Securities of U.S. Government Agencies              263,000        9,000      272,000        (253,000)      (8,000)    (261,000)
   Obligations of State and
      Political Subdivisions (1)                      (114,000)       7,000     (107,000)        247,000       31,000      278,000
Loans                                                3,849,000      654,000    4,503,000       2,340,000     (216,000)   2,124,000

      TOTAL INCREASE (DECREASE)                      4,397,000      681,000    5,078,000       1,921,000     (174,000)   1,747,000


Increase (Decrease) in Interest Expense
Deposits:
Savings & NOW Accounts                                  48,000        7,000       55,000          26,000      (46,000)     (20,000)
Money Market Accounts                                  241,000      290,000      531,000        (122,000)     (40,000)    (162,000)
Time Deposits                                        1,318,000      114,000    1,432,000         551,000      (26,000)     525,000
Federal Funds Purchased                                (13,000)         --       (13,000)         13,000       (2,000)      11,000

      TOTAL INCREASE (DECREASE)                      1,594,000      411,000    2,005,000         468,000     (114,000)     354,000

Increase (Decrease) on Net Interest Income          $2,803,000     $270,000   $3,073,000      $1,453,000     ($60,000)  $1,393,000

(1)  Amounts calculated on a fully taxable equivalent basis where appropriate.

INVESTMENT SECURITIES

Information regarding the book value of investment securities as of December 31, 1997 and 1996 is set forth in Note 2 on Page 12 of the Corporation's 1997 Annual Report to Shareholders and is incorporated herein by reference.

The following table is a summary of the relative maturities and yields on BWC Financial Corp.'s investment securities as of December 31, 1997.  Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.
                                                                    Maturing
                                                              After One but Within
                                        Within one Year             Five Years               Over Five Years       Total
                                          Amount  Yield         Amount  Yield         Amount  Yield         Amount  Yield
U.S. Treasury Securities              $4,005,000  6.06%     $6,114,000   6.21%           --      --    $10,119,000   6.13%
Obligations of U.S. Government
   Agencies                            4,165,000  6.20       8,312,000   6.46     $4,075,000   7.06     16,552,000   6.60
Obligations of State and
   Political Subdivisions:
      Tax-exempt*                      1,502,000  6.58       5,120,000   6.70      1,272,000   6.39      7,894,000   6.38

      Taxable                                --      --      5,731,000   6.33        660,000   6.25      6,391,000   6.21

          TOTAL                       $9,672,000  6.20%    $25,277,000   6.42%    $6,007,000   6.83%   $40,956,000   6.38%

*  Interest is exempt from Federal Income Taxes.

LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 1997 and 1996
is set forth in Note 3 on page 13 of the Corporation's 1997 Annual Report to Shareholders and
is incorporated herein by reference.

 Maturity Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution and interest rate sensitivity of loans of the Corporation on December 31, 1997.
                                                        LOANS WITH A MATURITY OF
                                            One Year         One to        After Five
                                            or Less        Five Years        Years           Total
Real Estate Construction                    $53,894,000        --              --           $53,894,000
Commercial                                   31,968,000     $10,118,000     $14,317,000      56,403,000
Installment                                   3,171,000       9,787,000     $17,035,000      29,993,000
Real Estate Mortgages                         2,811,000       5,850,000      14,987,000      23,648,000

     TOTAL                                  $91,844,000     $25,755,000     $46,339,000    $163,938,000


Loans with Fixed Interest Rates              $2,905,000      $5,327,000        $992,000      $9,224,000
Loans with Floating Interest Rates          154,714,000        --              --           154,714,000

     TOTAL                                 $157,619,000      $5,327,000        $992,000    $163,938,000

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended December 31, 1997, 1996 and 1995 is set forth in Note 4 on page 14 of the
Corporation's 1997 Annual Report to Shareholders and is incorporated herein by reference.

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
                                         1997                               1996
                              Allocation       Loans As A        Allocation       Loans As A
                              of Allowance     Percent Of        of Allowance     Percent Of
Type of Loan                  Balance          Total Loans       Balance          Total Loans
Real Estate Construction            $630,000      27.69%               $396,000      27.69%

Commercial                           811,000      34.50                 733,000      34.50

Installment                          319,000      22.47                 297,000      22.47

Real Estate Mortgages                 64,000      15.34                  57,000      15.34

Unallocated                        1,112,000       --                   410,000       --

     TOTAL                        $2,936,000     100.00%             $1,893,000     100.00%

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

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
                                                 For the Year Ended December 31
                                             1997                          1996
                                           Average                       Average
                                           Balance  Rates                Balance  Rates
Noninterest-Bearing Demand             $47,081,000   --              $36,402,000   --
Savings and NOW Accounts                26,410,000  1.65%             23,135,000  1.65%
Money Market Accounts                   37,899,000  3.72              30,590,000  2.87
Time Deposits                           69,875,000  5.61              46,026,000  5.40
    Total Deposits                    $181,265,000  3.18%           $136,153,000  2.75%

FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.
                                     Year Ended December 31,
                                               1997    1996
Return on average assets                      1.46%   1.26%
Return on average shareholders' equ          16.46%  12.45%
Cash dividend payout ratio                    0.00%   0.00%
Average shareholders' equity as % of:
  Average total assets                        8.87%  10.11%
  Average total deposits                      9.80%  11.38%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 6 through 23 of the Corporation's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	    AND FINANCIAL DISCLOSURE

None

	PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 20, 1998.

	PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)	Documents Filed as Part of this Report

	1.  Financial Statements

	The consolidated financial statements of BWC Financial Corp. and subsidiary listed below and appearing at the indicated page number in BWC's 1997 Annual Report to Shareholders are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES                            Page Number*

Independent Public Accountants' Report                                  25
Independent Public Accountants' Report for the years
   ended December 31, 1997 and 1996 is filed herewith                   25

Consolidated Balance Sheets as of  December 31, 1997 and 1996		 6

Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995                                         7

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1996, 1996 and 1995                             8

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                         9

Notes to Consolidated Financial Statements                         10 - 23

	2.  Financial Statement Schedules

	All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)	Reports on Form 8-K

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 1997.

(C)	Exhibits Filed:

See Index to Exhibits at page 16 of this Form 10-K.

*Refers to page number in the 1997 Annual Report to Shareholders.

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

Signature                 Title                            Date



James L. Ryan           Chairman of the Board             March 24, 1998
                        and Director



Leland E. Wines         Executive Vice President and      March 24, 1998
                        Chief Financial Officer


Tom Mantor              Director                          March 24, 1998



Richard G. Hill         Director                          March 24, 1998



Reynold C. Johnson III  Director                          March 24, 1998



Craig Lazzareschi       Director                          March 24, 1998



John F. Nohr            Director                          March 24, 1998



John L. Winther         Director                          March 24, 1998

                                   INDEX TO EXHIBITS


                                                                              *
                EXHIBIT                                         EXHIBIT NUMBER


Articles of Incorporation and Amendments                   Refer to 10K filing
                                                                of March, 1994.

By-Laws                                                    Refer to 10K filing
                                                                of March, 1994.

1997 Annual Report to Shareholders                                        13.1

Consents of Auditors:

        Arthur Andersen LLP Consent dated March 3, 1998                   24.1

Report of Independent Public Accountants:

        Arthur Andersen LLP Report dated March 3, 1998                    25.1