Form 10-Q
period 1998-03-31
BWC FINANCIAL CORP
filed 1998-04-30
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of March 31, 1998, there were 1,234,162 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

                 Interest Rate Sensitivity Table                        12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                             March 31,            December 31,
ASSETS                                                                            1998                    1997
                                                                           (Unaudited)
Cash and Due From Banks                                                    $12,850,000             $17,745,000
Federal Funds Sold                                                          $6,400,000              $4,350,000
Other Short Term Investments                                                   364,000                  48,000
               Total Cash and Cash Equivalents                              19,614,000              22,143,000

Investment Securities:
     Available for Sale                                                     35,976,000              33,062,000
     Held to Maturity (approximate fair value of
        $9,074,000 in 1998 and $7,950,000 in 1997)                           9,018,000               7,894,000
Loans, Net of Allowance for Credit Losses of $3,251,000
     in 1998 and $2,936,000 in 1997.                                       160,590,000             161,002,000
Bank Premises and Equipment, Net                                             1,394,000               1,455,000
Interest Receivable and Other Assets                                         3,533,000               3,367,000

               Total Assets                                               $230,125,000            $228,923,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                   $55,654,000             $59,847,000
      Interest-bearing:
          Money Market Accounts                                             48,761,000              44,406,000
          Savings and NOW Accounts                                          31,074,000              29,755,000
          Time Deposits:
               Under $100,000                                               39,121,000              36,829,000
               $100,000 or more                                             32,624,000              36,635,000
               Total Interest-bearing                                      151,580,000             147,625,000

               Total Deposits                                              207,234,000             207,472,000
Federal Funds Purchased                                                            --                      --
Interest Payable and Other Liabilities                                       2,446,000               2,003,000

               Total Liabilities                                           209,680,000             209,475,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                              --                      --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        1,122,780 shares in 1997 and 1,016,598 in 1996.                     18,609,000              18,603,000
Retained Earnings                                                            1,672,000                 706,000
Capital adjustment on available-for-sale securities                            164,000                 139,000
               Total Shareholders' Equity                                   20,445,000              19,448,000
               Total Liabilities and Shareholders' Equity                 $230,125,000            $228,923,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                                                      For the Three Months
                                                                                            Ended March 31,
                                                                                  1998                    1997
INTEREST INCOME                                                             (Unaudited)             (Unaudited)
       Loans, Including Fees                                                $4,367,000              $3,611,000
       Investment Securities:
          Taxable                                                              486,000                 157,000
          Non-taxable                                                          102,000                 106,000
       Federal Funds Sold                                                      114,000                  53,000
           Total Interest Income                                             5,069,000               3,927,000

INTEREST EXPENSE
       Deposits                                                              1,580,000               1,177,000
       Fed Funds Purchased                                                       1,000                   3,000
            Total Interest Expense                                           1,581,000               1,180,000

NET INTEREST INCOME                                                          3,488,000               2,747,000
PROVISION FOR CREDIT LOSS                                                      150,000                 225,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                                     3,338,000               2,522,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                                     190,000                 184,000
       Investment Securities Gains, Net                                         27,000                     --
       Fees and Other                                                          249,000                 213,000
           Total Noninterest Income                                            466,000                 397,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                                         1,270,000               1,154,000
       Occupancy                                                               208,000                 195,000
       Furniture and Equipment                                                 144,000                 128,000
       Other                                                                   649,000                 540,000
           Total Noninterest Expense                                         2,271,000               2,017,000

INCOME BEFORE INCOME TAXES                                                   1,533,000                 902,000
Provision for Income Taxes                                                     567,000                 311,000

NET INCOME                                                                    $966,000                $591,000
Other Comprehensive Income, net of tax:
   Adjustment for available-for-sale securities                                $25,000                ($77,000)
TOTAL COMPREHENSIVE INCOME                                                    $991,000                $514,000

Earnings per share based on Net Income figures:
Basic Earnings Per Share                                                         $0.78                   $0.48
Diluted Earnings Per Share                                                       $0.67                   $0.42
Average Basic Shares                                                         1,233,494               1,233,653
Average Diluted Share Equivalents Related to Options                           212,308                 183,849
Average Diluted Shares                                                       1,445,802               1,417,502

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               For the Three Months Ended March 31,
                                                                                        1998                       1997
OPERATING ACTIVITIES:

Net Income                                                                          $966,000                   $591,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                      (362,000)                  (286,000)
     Provision for credit losses                                                     150,000                    225,000
     Depreciation and amortization                                                    97,000                     93,000
     Increase in accrued interest receivable
        and other assets                                                            (166,000)                   (48,000)
     Increase in accrued interest payable
        and other liabilities                                                        449,000                    321,000
               Net Cash Provided(Used) by Operating Activities                     1,134,000                    896,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                  1,000,000                  1,059,000
Proceeds  from the sales of investment securities                                  4,998,000                        --
Purchase of investment securities                                                (10,004,000)                       --
Loans originated, net of collections                                                 623,000                   (853,000)
Purchase of bank premises and equipment                                              (35,000)                  (108,000)
               Net Cash Used by Investing Activities                              (3,418,000)                    98,000

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                                                  (238,000)                 8,395,000
Decrease in Fed Funds Purchases                                                          --                  (3,600,000)
Cash paid in lieu of fractional shares                                                (7,000)                    (5,000)
               Net Cash Provided(Used) by Financing Activities                      (245,000)                 4,790,000


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                                    (2,529,000)                 5,784,000
Cash and cash equivalents at beginning of year                                    22,143,000                 15,409,000
     Cash and Cash Equivalents at period end                                     $19,614,000                $21,193,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                     $1,483,000                 $1,038,000

Income Taxes Paid                                                                   $210,000                    $47,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's 1997 annual report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

	Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options and stock dividends.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


        The amortized cost and approximate market value of investment securities at March 31, 1998 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost             Gain         Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions     $ 9,018,000       $  56,000     $ 9,074,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions             $10,111,000       $  86,000     $10,197,000
   U.S. Treasury Securities	$ 9,047,000       $  64,000     $ 9,111,000
   U.S. Government Agencies	$16,570,000       $  98,000     $16,668,000
Total Available-for-sale        #35,728,000       $ 248,000     $35,976,000

	For the three months ended March 31, 1998, the Bank did not sell any investment securities, however, a number of securities were called.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 1998.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market     Amortized        Market
                                 Cost        Value          Cost         Value

Within one year           $ 2,005,000   $2,013,000   $ 3,494,000   $ 3,506,000
After one but within
   five years             $ 5,246,000   $5,286,000   $20,232,000   $20,375,000
Over five years           $ 1,767,000   $1,775,000   $12,002,000   $12,095,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Three months Ended
                                                            March 31,
                                                      1998           1997_

Allowance for credit losses at
   beginning of period                          $2,936,000      $1,893,000
Chargeoffs                                         (24,000)        (45,000)
Recoveries                                         189,000           8,000
Net chargeoffs                                     165,000         (37,000)

Provisions                                         150,000         225,000
Allowance for credit losses at
   end of period                                $3,251,000      $2,081,000

Ratio of allowance for credit
   losses to loans                                    1.98%           1.47%

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first three months in 1998 of $966,000 was $375,000 greater then the first three months in 1997. This represented a return on average assets during the quarter of 1.72%, and a return on average equity of 19.37%.

Net income for the first three months in 1997 of $591,000 was $128,000 greater then the first three months in 1996. This represented a return on average assets during the quarter of 1.32%, and a return on average equity of 14.19%.

Net interest income increased $741,000 during the first quarter of 1998 as compared to 1997, and noninterest income increased $69,000. Noninterest expense increased $254,000 between the respective periods, and the provision for credit losses decreased $75,000. The provision for income taxes increased $256,000 between the respective periods.

Earning assets averaged $209,933,000 during the first quarter of 1998, an increase of $46,617,000 from the comparable quarter of 1997. During this same period, loans averaged $161,635,000 and deposits averaged $203,125,000; as compared to $140,443,000 in average loans and $157,399,000 in average deposits during the first quarter of 1997.

Diluted earnings per average common share, adjusted for a 10% stock dividend to shareholders of record February 2, 1998 and March 31, 1997, was $0.67 for the first three months of 1998, as compared to $0.42 for the first three months of 1997.


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

Net interest income during the first three months of 1998 was $3,488,000, or $741,000 greater than the comparable period in 1997. This increase is primarily the result of increases in volume of funds rather than in rates. Based on the volume increase alone, net interest income increased by $619,000 over the comparable quarter in 1997. An additional $122,000 was earned due to an increase in the net interest margin.


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

The ratio of the allowance for credit losses to total loans as of March 31, 1998, was 1.98% as compared to 1.47% for the period ending March 31, 1997. Industry standards for this ratio generally range between 1% to 1.5%. The Corporation's ratios for both periods reflect a conservative attitude on the part of management, and is considered adequate to provide for potential future losses.

The Corporation had net recoveries of $165,000 during the first quarter of 1998 as compared to net losses of $38,000 during the comparable period in 1997.

The following table provides information on past due and nonaccrual loans:

                                             For the Three Months Ended
                                                     March 31,
                                              1998                1997
Loans Past Due 90 Days or More          $    3,000            $     --
Nonaccrual Loans                           484,000             241,000
Total                                   $  487,000          $  241,000


As of March 31, 1998 and 1997, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1998 remains uncollected. Interest foregone on nonaccrual loans was approximately $9,000, and $29,000 as of March 31, 1998 and 1997 respectively.


Noninterest Income

Noninterest income during the first quarter of 1998 was $69,000 greater than earned during the comparable quarter of 1997. The increase in 1998 was reflected in increases in all categories. Service charge income increased $6,000 over the comparable period in 1997, and fees and other income increased $36,000. There were also gains on securities which were called, of $27,000 during the first quarter of 1998 with no comparable gains on called or sold securities during the first quarter of 1997.


Noninterest Expense

Salaries and related benefits are $116,000 greater during the first quarter of 1998 as compared to 1997. This increase is related to general merit increases, performance bonuses and growth of operations. Staff averaged
80.2 FTE (full time equivalent) persons during the first quarter of 1998 as
compared to 77.6 FTE in 1997.   Occupancy expense increased $13,000 over the
comparable period in 1997 related to CPI and operating increases. Total Furniture and Equipment expense increased $16,000 as compared to the 1997 period, reflecting the corporation's growth and technological investments. Other Expense reflects an increase of $109,000 between the respective periods and is related to the corporation's growth and expanded activities.



Other Real Estate Owned

As of March 31, 1997, the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 1998 and 1997. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of March 31, 1997, December 31, 1996, and March 31, 1996.

Risk-based capital ratios:				Capital Ratios
                                                                       Minimum
Current guidelines        March 31,    December 31,   March 31,     regulatory
                              1998            1997        1997      requiments
   Tier 1 capital            10.65%          10.90%      10.56%        4.00%
   Total capital             11.91%          12.15%      11.81%        8.00%
   Leverage ratio             8.57%           9.64%       9.20%        3.00%


Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its investable securities and Federal Funds sold. Cash, investment securities, and other temporary investments represented 28% of total assets at March 31, 1998 and 21% at March 31, 1997 The Corporation's management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $13,000,000.

SFAS No. 130

On January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Corporation, comprehensive income includes net income reported on the income statement and changes in the fair value of its available for sale securities reported as a component of shareholder's equity.

The Corporation's comprehensive income for the period is reflected in the Corporation's consolidated statements of income.

General

Total assets of the Corporation at March 31, 1998 of $230,125,000 increased $47,135,000 as compared to March 31, 1997. Total loans of $163,841,000 at March 31, 1998 increased $21,967,000 during the same period. Total deposits of $207,234,000 increased $42,948,000 during the same period. Although total assets at March 31, 1998 increased only $1,101,000 from year end 1997 and total deposits are relatively unchanged from last year end, this is a typical situation for the Corporation's account structure at the end of the first quarter. Year end loan and deposit totals of the Bank are normally high due to cash flow activities of the Bank's corporate clients.
Activities include such things as bonus programs, increased inventory, increased receivables, and related increased borrowings and cash positions.
 A more accurate reflection of the Corporation's growth trends is a comparison of the quarterly average assets, loan and deposit totals. Total assets averaged $224,442,000 for the first quarter of 1998 as compared to $219,686,000 for the fourth quarter of 1997. Likewise, loans averaged $161,635,000 and deposits averaged $203,125,000 during the first quarter of 1998 as compared to $157,431,000 for loans and $199,381,000 for deposits during the fourth quarter of 1997. As represented in these quarterly average figures, the Corporation continues to enjoy a steady growth in its operations.

The Corporation's loan to deposit ratio as of March 31, 1998 was 79%, as compared to 86% on March 31, 1997.

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

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 1998.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                                   3         3-6          12         1-5      Over 5
Repricing within:                             months      months      months       years       years      Totals
ASSETS:
Federal funds sold & Short Term Inv.          $6,400          $0          $0          $0          $0      $6,400
Investment securities                         $1,516      $2,189      $1,806     $25,621     $13,862     $44,994
Construction & real estate loans             $66,179      $9,296      $6,195        $252        $572     $82,494
Commercial loans                             $46,745      $4,579        $910        $615         $46     $52,895
Consumer loans                               $24,445        $425        $892      $2,674         $16     $28,452
Real estate mortgages
Interest-bearing assets                     $145,285     $16,489      $9,803     $29,162     $14,496    $215,235

Savings and Now accounts                     $31,074          $0          $0          $0          $0     $31,074
Money market accounts                        $48,761          $0          $0          $0          $0     $48,761
Time deposits <$100,000                      $15,770      $8,569     $12,265      $2,513          $5     $39,122
Time deposits >$100,000                      $16,161      $6,654      $8,460      $1,349          $0     $32,624
Interest-bearing liabilities                $111,766     $15,223     $20,725      $3,862          $0    $151,581

Rate sensitive gap                           $33,519      $1,266    ($10,922)    $25,300     $14,496     $63,654

Cumulative rate sensitive gap                $33,519     $34,785     $23,863     $49,163     $63,659
Cumulative position to average
     earning assets                            15.57%      16.16%      11.09%      22.84%      29.58%

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