Form 10-Q
period 1998-06-30
BWC FINANCIAL CORP
filed 1998-07-29
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of June 30, 1998, there were 1,234,162 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-7


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             8-11

               Interest Rate Sensitivity Table                          12


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        13

Item 2         Changes in Securities                                    13

Item 3         Defaults Upon Senior Securities                          13

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      13

Item 5         Other Materially Important Events                        13

Item 6         Exhibits and Reports on Form 8-K                         13


               Signatures                                               14

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                                  June 30,     December 31,
ASSETS                                                                                1998             1997
                                                                               (Unaudited)
Cash and Due From Banks                                                        $14,060,000      $17,745,000
Federal Funds Sold                                                              12,350,000       $4,350,000
Other Short Term Investments                                                     4,526,000           48,000
                    Total Cash and Cash Equivalents                             30,936,000       22,143,000

Investment Securities:
     Available for Sale                                                         41,550,000       33,062,000
     Held to Maturity (approximate market value
         of $10,474,000 in 1998 and $7,950,000 in 1997)                         10,417,000        7,894,000
Loans, Net of Allowance for Credit Losses of $3,460,000
     in 1998 and $2,936,000 in 1997.                                           163,873,000      161,002,000
Bank Premises and Equipment, Net                                                 1,383,000        1,455,000
Interest Receivable and Other Assets                                             4,383,000        3,367,000

                                                                              $252,542,000     $228,923,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                       $61,532,000      $59,847,000
      Interest-bearing:
          Money Market Accounts                                                 64,509,000       44,406,000
          Savings and NOW Accounts                                              33,098,000       29,755,000
          Time Deposits:
               Under $100,000                                                   37,791,000       36,829,000
               $100,000 or more                                                 31,811,000       36,635,000
               Total Interest-bearing                                          167,209,000      147,625,000

                    Total Deposits                                             228,741,000      207,472,000
Federal Funds Purchased                                                                --               --
Interest Payable and Other Liabilities                                           2,080,000        2,003,000

                    Total Liabilities                                          230,821,000      209,475,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                  --               --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,483,302 shares in 1998 and 1,121,280 in 1997.                         18,792,000       18,603,000
Retained Earnings                                                                2,717,000          706,000
Capital adjustment on available-for-sale securities                                212,000          139,000
                    Total Shareholders' Equity                                  21,721,000       19,448,000
                    Total Liabilities and Shareholders' Equity                 252,542,000     $228,923,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                                          For the Three Months           For the Six Months
                                                                                Ended June 30,               Ended June 30,
                                                                          1998            1997          1998           1997
                                                                   (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)
INTEREST INCOME
       Loans, Including Fees                                        $4,452,000      $3,895,000    $8,820,000     $7,506,000
       Investment Securities:
          Taxable                                                      603,000         247,000     1,089,000        404,000
          Non-taxable                                                  111,000         100,000       213,000        206,000
       Federal Funds Sold                                              117,000         135,000       214,000        188,000
       Other Short Term Investments                                     53,000          23,000        69,000         24,000
                Total Interest Income                                5,336,000       4,400,000    10,405,000      8,328,000

INTEREST EXPENSE
       Deposits                                                      1,680,000       1,402,000     3,260,000      2,580,000
       Federal Funds Purchased                                             --              --            --           3,000
                 Total Interest Expense                              1,680,000       1,402,000     3,260,000      2,583,000

NET INTEREST INCOME                                                  3,656,000       2,998,000     7,145,000      5,745,000
PROVISION FOR CREDIT LOSSES                                            225,000         300,000       375,000        525,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                             3,431,000       2,698,000     6,770,000      5,220,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                             206,000         190,000       396,000        374,000
       Fees                                                            170,000         126,000       296,000        246,000
      Other Income                                                     174,000          90,000       341,000        195,000
       Investment Securities Gains (losses), Net                         4,000             --         31,000            --
                Total Noninterest Income                               554,000         406,000     1,064,000        815,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                                 1,309,000       1,125,000     2,579,000      2,279,000
       Occupancy                                                       205,000         202,000       413,000        398,000
       Furniture and Equipment                                         141,000         128,000       285,000        256,000
       Other                                                           745,000         599,000     1,395,000      1,138,000
                Total Noninterest Expense                            2,400,000       2,054,000     4,672,000      4,071,000

INCOME BEFORE INCOME TAXES                                           1,585,000       1,050,000     3,162,000      1,964,000
Provision for Income Taxes                                             611,000         383,000     1,222,000        706,000

NET INCOME                                                            $974,000        $667,000    $1,940,000     $1,258,000
Other Comprehensive Income, net of tax:
   Adjustment for available-for-sale securities                        $48,000         $65,000       $73,000       ($12,000)
TOTAL COMPREHENSIVE INCOME                                          $1,022,000        $732,000    $2,013,000     $1,246,000

Earnings per share based on Net Income figures:
Basic Earnings Per Share                                                 $0.39           $0.27         $0.78          $0.51
Diluted Earnings Per Share                                               $0.33           $0.24         $0.67          $0.45

Average Basic Shares                                                  2,482,469       2,474,775     2,478,801      2,475,448
Average Diluted Share Equivalents Related to Options                    443,127         357,410       433,623        351,478
Average Diluted Shares                                                2,925,596       2,832,185     2,912,424      2,826,926

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the Six Months Ended June 30,
                                                                                             1998              1997
OPERATING ACTIVITIES:
Net Income                                                                             $1,940,000        $1,258,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                           (722,000)         (593,000)
     Provision for possible credit losses                                                 375,000           525,000
     Depreciation and amortization                                                        198,000           192,000
     Gain on sale of securities available for sale                                        (31,000)               --
     Increase in accrued interest receivable
        and other assets                                                               (1,015,000)         (295,000)
     Increase in accrued interest payable
        and other liabilities                                                              83,000           423,000
               Net Cash Provided(Used) by Operating Activities                            828,000         1,510,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                       1,100,000         2,465,000
Proceeds  from the sales of available-for-sale investment securities                    8,780,000               --
Purchase of investment securities                                                     (20,716,000)      (13,836,000)
Loans originated, net of collections                                                   (2,524,000)       (7,229,000)
Purchase of bank premises and equipment                                                  (126,000)         (155,000)
               Net Cash Used by Investing Activities                                  (13,486,000)      (18,755,000)

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                                                     21,269,000        28,130,000
Decrease in Fed Funds Purchases                                                               --         (3,600,000)
Proceeds from issuance of common stock                                                    189,000            29,000
Cash paid for the repurchase of common stock                                                  --            (37,000)
Cash paid in lieu of fractional shares                                                     (7,000)           (5,000)
               Net Cash Provided(Used) by Financing Activities                         21,451,000        24,517,000


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                                          8,793,000         7,272,000
Cash and cash equivalents at beginning of year                                         22,143,000        15,409,000
     Cash and Cash Equivalents at period end                                          $30,936,000       $22,681,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                          $3,225,000        $2,156,000

Income Taxes Paid                                                                        $700,000          $715,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998 and the results of operations for the six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's 1997 annual report on Form 10-K. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

	Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


	The amortized cost and approximate market value of investment securities at June 30, 1998 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost             Gain         Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions    $10,417,000       $ 57,000    $10,474,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions            $12,303,000       $ 90,000    $12,393,000
U.S. Treasury Securities         9,573,000         60,000      9,633,000
U.S. Government Agencies        19,353,000        171,000     19,524,000
Total Available-for-sale       $41,229,000       $321,000    $41,550,000


	For the six months ended June 30, 1998, the Bank did not sell any investment securities, however, a number of securities were called.

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 1998.


                        Held-to-Maturity          Available-for-Sale

                         Amortized       Market     Amortized     Market
                              Cost        Value          Cost      Value

Within one year        $ 2,299,000   $2,314,000   $ 5,503,000   $4,515,000
After one but within
   five years          $ 4,775,000   $4,805,000   $21,066,000  	$22,218,000
Over five years        $ 3,343,000   $3,355,000   $14,660,000 	$14,817,000
Total                  $10,417,000  $10,474,000   $41,229,000 	$41,550,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Six months Ended
                                                            June 30,
                                                      1998           1997_

Allowance for credit losses at
   beginning of period                              $2,936,000   $1,893,000
Chargeoffs                                             (53,000)     (63,000)
Recoveries                                             201,000       25,000
Net (recoveries)/chargeoffs                           (148,000)     (38,000)

Provisions                                             375,000      525,000
Allowance for credit losses at
   end of period                                    $3,460,000   $2,380,000

Ratio of allowance for credit
   losses to loans                                        2.07%        1.60%


4.	SUBSEQUENT EVENTS:

During the regular board meeting held June 30, 1998, the Board of Directors declared a two (2) for one (1) stock split to shareholders of record as of July 10, 1998. All share and per share data in this 10Q report, as appropriate, reflect this split. The Board of Directors instructed management to proceed with the steps necessary to list the Corporation's stock on NASDAQ, and the Corporation's stock was listed as of July 21, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Net Income

Net income for the first six months in 1998 of $1,940,000 was $682,000 greater than the first six months in 1997. This represented a return on average assets during this period of 1.67% and a return on average equity of 18.88%. The return on average assets during the first six months of 1997 was 1.36% and the return on average equity was 14.82%.

Net income for the three months ending June 30, 1998, of $974,000 was $307,000 over the comparable period in 1997. The return on average assets during the second quarter was 1.62% and the return on average equity was 18.45%. The return on average assets during the second quarter of 1997 was 1.37% and the return on average equity was 15.44%.

Earning assets averaged $218,124,000 during the six months ended June 30, 1998, as compared to $172,222,000 for the comparable period in 1997. Earning assets averaged $226,316,000 during the second quarter of 1998 as compared to $181,129,000 during the second quarter of 1997.

Diluted earnings per average common share, adjusted for the 10% stock dividend to shareholders of record February 2, 1998 and March 31, 1997 and the 2 for 1 stock split to shareholders of record July 10, 1998, was $0.67 for the first six months of 1998 as compared to $0.45 for the first six months of 1997. For the second quarter of 1998, diluted earnings per average common share was $0.33 as compared to $0.24 for the second quarter of 1997.


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

Net interest income during the first six months of 1998 was $7,145,000 or $1,400,000 greater than the comparable period in 1997. Of this increase, 83% was due to increases in the volume of loans outstanding during the 1998 period as compared to 1997 and the balance as related to rate changes. Similar results existed for the second quarter of 1998.


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

The ratio of the allowance for credit losses to total loans as of June 30, 1998 was 2.07% as compared to 1.60% for the period ending June 30, 1997. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.

The Corporation had net loan recoveries of $148,000 during the first six months of 1998 as compared to net loan losses of $38,000 during the comparable period in 1997.

The following table provides information on past due and nonaccrual loans:

                                             For the Six months Ended
                                                     June 30,
                                                1998              1997
Loans Past Due 90 Days or More            $    1,000        $  479,000
Nonaccrual Loans                             477,000           428,000
Total                                     $  478,000        $  907,000


As of June 30, 1998 and 1997, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1998 remains uncollected. Interest foregone on nonaccrual loans was approximately $21,000 and $24,000 as of June 30, 1998 and 1997 respectively.


Noninterest Income

Noninterest income during the first six months of 1998 of $1,064,000 was $249,000 greater than earned during the comparable period of 1997. This was reflected in increases in all categories of noninterest income and fees and was commensurate with the Corporation's growth during these comparable periods.

During the second quarter of 1998 noninterest income of $544,000 was $148,000 greater than earned during the comparable quarter of 1997. The same reasons applicable for the first six months apply to the second quarter results.


Noninterest Expense

Total noninterest expenses of $4,672,000 during the first six months of 1998 are $601,000 over the comparable period in 1997. The major categories of this are detailed below.

Salaries and related benefits are $300,000 greater during the first six months of 1998 as compared to 1997. This increase is related to award bonuses paid to staff and officers plus staffing increases and general merit increases related to the Corporation's growth and expanding operations. Staff FTE (full time equivalency) averaged 78.8 during the first six months of 1998 as compared to
83.5 for the comparable 1997 period.

Occupancy expense increased $15,000 during the respective periods due to rental adjustments and operating expense increases on office facilities.

Total furniture and equipment expense increased $29,000 between the respective periods reflecting the growth and added technology in the Corporation's operations.

Other expense increased $257,000 between the respective periods and is related to general increases in growth and activity.


During the second quarter of 1998 the Corporation had a total of $2,400,000 in noninterest expense which was $346,000 over the comparable quarter of 1997. The same reasons applicable for the first six months apply to the second quarter results.



Other Real Estate Owned

As of June 30, 1998 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


Capital Adequacy

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two Tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital includes the eligible allowance for credit losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 1998 and 1997. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of June 30, 1998, December 31, 1997, and June 30, 1997.

Risk-based capital ratios:                   Capital Ratios
                                                                 Minimum
                          June 30,   December 31,    June 30,    regulatory
                            1997           1997         1997     requirements
   Tier 1 capital          11.35%         10.90%      10.43%        4.00%
   Total capital           12.60%         12.15%      11.68%        8.00%
   Leverage ratio           9.05%          9.64%       8.64%        3.00%


Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 33% of total assets at June 30, 1998 and 27% at June 30, 1997. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $11,000,000.


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


SFAS No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Corporation has no derivative or hedged instruments and therefore the implementation of this statement is not expected to have a material impact on the Corporation's financial position or results of operations.


General

Total assets of the Corporation at June 30, 1998 of $252,542,000 have increased $48,982,000 or 24% as compared to June 30, 1997. Total loans of $167,333,000 have increased $18,776,000 or 13% and total deposits of $228,741,000 have increased $44,720,000 or 24%. Since year end 1997 the
Corporation's assets have increased 10%, loans increased 2% and deposits increased 10%. The increase in deposit growth over loan growth was placed in investments which increased 27% from last year end.

The Corporation's loan to deposit ratio as of June 30, 1998 was 73% and was 81% in 1997.

Other Short Term Investments are investments in a mutual fund operated by Federated Funds Investments and comprised of short term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but carry a slightly higher yield.

The Corporation's mortgage brokerage subsidiary (BWC Mortgage Services), and the Bank's SBA Division and Business Financing Division are all positive contributors to the income growth of the Corporation this year.


Interest Rate Risk Management

Movement in interest rates can create fluctuations in the Corporation's income and economic value due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest rate risk which are actively measured and managed include: re-pricing risk, and the risk of non-parallel shifts in the yield curve. Interest rate risk exposure is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity.

In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to re-pricing or maturity characteristics. Therefore, the Corporation uses a variety of measurement tools to monitor and control the overall interest rate risk exposure of the on-balance-sheet positions. For each measurement tool, the level of interest rate risk created by the assets and liabilities, are a function primarily of their contractual interest rate re-pricing dates and contractual maturity (including principal amortization) dates.

The Corporation's interest rate risk as of June 30, 1998 was consistent with the interest rate exposure presented in the Corporation's 1997 annual report and was within the Corporation's risk policy range.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of June 30, 1998.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                                   3         3-6          12         1-5      Over 5
Repricing within:                             months      months      months       years       years      Totals
ASSETS:
Federal funds sold & Short Term Inv.         $16,876          $0          $0          $0          $0     $16,876
Investment securities                         $2,186      $1,298      $3,329     $26,994     $18,160     $51,967
Construction & real estate loans             $68,236      $8,018      $5,652        $537        $558     $83,001
Commercial loans                             $48,253      $4,561        $128        $716         $42     $53,700
Consumer loans                               $27,063        $423        $824      $2,309         $13     $30,632
Real estate mortgages
Interest-bearing assets                     $162,614     $14,300      $9,933     $30,556     $18,773    $236,176

Savings and Now accounts                     $33,098          $0          $0          $0          $0     $33,098
Money market accounts                        $64,509          $0          $0          $0          $0     $64,509
Time deposits <$100,000                      $11,597     $13,346      $9,838      $3,010          $0     $37,791
Time deposits >$100,000                      $12,811     $11,664      $6,188      $1,148          $0     $31,811
Interest-bearing liabilities                $122,015     $25,010     $16,026      $4,158          $0    $167,209

Rate sensitive gap                           $40,599    ($10,710)    ($6,093)    $26,398     $18,773     $68,967

Cumulative rate sensitive gap                $40,599     $29,889     $23,796     $50,194     $68,967
Cumulative position to average
     earning assets                            17.19%      12.66%      10.08%      21.25%      29.20%

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

	None


Item 2 - Changes in Securities

	During the regular board meeting held June 30, 1998, the Board of Directors declared a two (2) for one (1) stock split to shareholders of record as of July 10, 1998. All share and per share data in this 10Q report, as appropriate, reflect this split.


Item 3 - Defaults Upon Senior Securities

	None


Item 4 - Submission of Matters to a Vote of Security Holders

	None


Item 5 - Other Materially Important Events

	During the regular board meeting held June 30, 1998, the Board of Directors instructed management to proceed with the steps necessary to list the Corporation's stock on NASDAQ.


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