Form 10-Q/A
period 1998-06-30
BWC FINANCIAL CORP
filed 1998-07-31
CIK 353650

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

                                                  For the Six months Ended
                                                            June 30,
                                                      1998           1997_

Allowance for credit losses at
   beginning of period                              $2,936,000   $1,893,000
Chargeoffs                                             (53,000)     (63,000)
Recoveries                                             201,000       25,000
Net (recoveries)/chargeoffs                           (148,000)      38,000

Provisions                                             375,000      525,000
Allowance for credit losses at
   end of period                                    $3,460,000   $2,380,000

Ratio of allowance for credit
   losses to loans                                        2.07%        1.60%


4.	SUBSEQUENT EVENTS:

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

Salaries and related benefits are $300,000 greater during the first six months of 1998 as compared to 1997. This increase is related to award bonuses paid to staff and officers plus staffing increases and general merit increases related to the Corporation's growth and expanding operations. Staff FTE (full time equivalency) averaged 83.5 during the first six months of 1998 as compared to
78.8 for the comparable 1997 period.

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

                                                  For the Six months Ended
                                                            June 30,
                                                      1998           1997_

Allowance for credit losses at
   beginning of period                              $2,936,000   $1,893,000
Chargeoffs                                             (53,000)     (63,000)
Recoveries                                             201,000       25,000
Net (recoveries)/chargeoffs                           (148,000)      38,000

Provisions                                             375,000      525,000
Allowance for credit losses at
   end of period                                    $3,460,000   $2,380,000

Ratio of allowance for credit
   losses to loans                                        2.07%        1.60%


4.	SUBSEQUENT EVENTS:

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

Salaries and related benefits are $300,000 greater during the first six months of 1998 as compared to 1997. This increase is related to award bonuses paid to staff and officers plus staffing increases and general merit increases related to the Corporation's growth and expanding operations. Staff FTE (full time equivalency) averaged 83.5 during the first six months of 1998 as compared to
78.8 for the comparable 1997 period.

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