Form 10-Q/A
period 1998-06-30
BWC FINANCIAL CORP
filed 1998-08-04
CIK 353650

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

Risk-based capital ratios:                   Capital Ratios
                                                                 Minimum
                          June 30,   December 31,    June 30,    regulatory
                             1998           1997        1997     requirements
   Tier 1 capital          11.35%         10.90%      10.43%        4.00%
   Total capital           12.60%         12.15%      11.68%        8.00%
   Leverage ratio           9.05%          9.64%       8.64%        3.00%


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