Form 10-Q
period 1998-09-30
BWC FINANCIAL CORP
filed 1998-10-30
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998.

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

                               (925) 932-5353
            (Registrant's telephone number: (including area code)


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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of September 30, 1998, there were 2,505,124 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

               Notes to Consolidated Financial Statements               6-8


Item 2         Management's Discussion and Analysis
                   of Results of Operations                             9-16

	         Interest Rate Sensitivity Table                          17


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        18

Item 2         Changes in Securities                                    18

Item 3         Defaults Upon Senior Securities                          18

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      18

Item 5         Other Materially Important Events                        18

Item 6         Exhibits and Reports on Form 8-K                         18


               Signatures                                               19

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                               September 30,      December 31,
ASSETS                                                                                  1998              1997
                                                                                 (Unaudited)
Cash and Due From Banks                                                          $14,486,000       $17,745,000
Federal Funds Sold                                                                 5,050,000         4,350,000
Other Short Term Investments                                                       4,476,000            48,000
                    Total Cash and Cash Equivalents                               24,012,000        22,143,000

Investment Securities:
     Available for Sale                                                           60,314,000        33,062,000
     Held to Maturity (approximate market value
         of $14,239,000 in 1998 and $7,950,000 in 1997)                           14,007,000         7,894,000
Loans, Net of Allowance for Credit Losses of $3,713,000
     in 1998 and $2,936,000 in 1997.                                             158,337,000       161,002,000
Bank Premises and Equipment, Net                                                   1,348,000         1,455,000
Interest Receivable and Other Assets                                               5,166,000         3,367,000

                                                                                $263,184,000      $228,923,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                         $61,613,000       $59,847,000
      Interest-bearing:
          Money Market Accounts                                                   72,154,000        44,406,000
          Savings and NOW Accounts                                                32,768,000        29,755,000
          Time Deposits:
               Under $100,000                                                     36,142,000        36,829,000
               $100,000 or more                                                   33,977,000        36,635,000
               Total Interest-bearing                                            175,041,000       147,625,000

                    Total Deposits                                               236,654,000       207,472,000
Federal Funds Purchased                                                                  --                --
Interest Payable and Other Liabilities                                             3,005,000         2,003,000

                    Total Liabilities                                            239,659,000       209,475,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                    --                --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,505,124 shares in 1998 and 1,121,280 in 1997.                           19,018,000        18,603,000
Retained Earnings                                                                  3,832,000           706,000
Capital adjustment on available-for-sale securities                                  675,000           139,000
                    Total Shareholders' Equity                                    23,525,000        19,448,000
                    Total Liabilities and Shareholders' Equity                  $263,184,000      $228,923,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                          1998            1997            1998            1997
                                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
INTEREST INCOME
       Loans, Including Fees                                        $4,592,000      $4,196,000     $13,411,000     $11,702,000
       Investment Securities:
          Taxable                                                      771,000         449,000       1,860,000         853,000
          Non-taxable                                                  140,000          95,000         353,000         301,000
       Federal Funds Sold                                              168,000         114,000         383,000         302,000
       Other Short Term Investments                                    114,000          15,000         183,000          39,000
                Total Interest Income                                5,785,000       4,869,000      16,190,000      13,197,000

INTEREST EXPENSE
       Deposits                                                      1,847,000       1,591,000       5,107,000       4,170,000
       Federal Funds Purchased                                             --              --              --            3,000
                 Total Interest Expense                              1,847,000       1,591,000       5,107,000       4,173,000

NET INTEREST INCOME                                                  3,938,000       3,278,000      11,083,000       9,024,000
PROVISION FOR CREDIT LOSSES                                            225,000         300,000         600,000         825,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                             3,713,000       2,978,000      10,483,000       8,199,000

NONINTEREST INCOME
       Service Charges on Deposit Accounts                             219,000         191,000         615,000         565,000
       Fees                                                            148,000         135,000         443,000         381,000
      Other Income                                                     201,000          72,000         542,000         237,000
       Investment Securities Gains (losses), Net                         3,000           3,000          34,000           3,000
                Total Noninterest Income                               571,000         401,000       1,634,000       1,186,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                                 1,339,000       1,201,000       3,918,000       3,480,000
       Occupancy                                                       209,000         205,000         622,000         603,000
       Furniture and Equipment                                         141,000         142,000         426,000         398,000
       Other                                                           744,000         558,000       2,138,000       1,696,000
                Total Noninterest Expense                            2,433,000       2,106,000       7,104,000       6,177,000

INCOME BEFORE INCOME TAXES                                           1,851,000       1,273,000       5,013,000       3,208,000
Provision for Income Taxes                                             737,000         464,000       1,959,000       1,140,000

NET INCOME                                                          $1,114,000        $809,000      $3,054,000      $2,068,000

Earnings per share based on Net Income figures:
Basic Earnings Per Share                                                 $0.45           $0.33           $1.23           $0.84
Diluted Earnings Per Share                                               $0.38           $0.28           $1.05           $0.73

Average Basic Shares                                                 2,489,612       2,474,702       2,482,405       2,475,199
Average Diluted Share Equivalents Related to Options                   446,532         367,177         437,926         356,711
Average Diluted Shares                                               2,936,144       2,841,879       2,920,331       2,831,910

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Nine Months Ended September 30,
                                                                                         1998              1997
OPERATING ACTIVITIES:                                                             (Unaudited)       (Unaudited)
Net Income                                                                         $3,054,000        $2,068,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                     (1,163,000)         (966,000)
     Provision for credit losses                                                      600,000           825,000
     Depreciation and amortization                                                    305,000           292,000
     Gain on sale of securities available for sale                                    (34,000)            3,000
     Increase in accrued interest receivable
        and other assets                                                           (1,798,000)         (769,000)
     Increase in accrued interest payable
        and other liabilities                                                       1,008,000           826,000
               Net Cash Provided(Used) by Operating Activities                      1,972,000         2,279,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                   3,057,000         4,775,000
Proceeds  from the sales of available-for-sale investment securities                9,160,000               --
Purchase of investment securities                                                 (44,940,000)      (26,987,000)
Loans originated, net of collections                                                3,227,000       (10,594,000)
Purchase of bank premises and equipment                                              (197,000)         (180,000)
               Net Cash Used by Investing Activities                              (29,693,000)      (32,986,000)

FINANCING ACTIVITIES:

Net increase in deposits                                                           29,182,000        41,494,000
Decrease in Fed Funds Purchases                                                           --         (3,600,000)
Proceeds from issuance of common stock                                                415,000            29,000
Cash paid for the repurchase of common stock                                              --            (37,000)
Cash paid in lieu of fractional shares                                                 (7,000)           (5,000)
               Net Cash Provided(Used) by Financing Activities                     29,590,000        37,881,000


CASH AND CASH EQUIVALENTS:

Increase in cash and cash equivalents                                               1,869,000         7,174,000
Cash and cash equivalents at beginning of year                                     22,143,000        15,409,000
     Cash and Cash Equivalents at period end                                      $24,012,000       $22,583,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                      $4,895,000        $3,423,000

Income Taxes Paid                                                                  $2,228,000        $1,435,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and the results of operations for the nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's 1997 annual report on Form 10-K. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

	Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


   The amortized cost and approximate market value of investment securities at September 30, 1998 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost             Gain         Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions    $14,007,000       $ 232,000    $14,239,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions             $12,800,000          $413,000     $13,213,000
U.S. Treasury Securities         12,128,000           194,000      12,322,000
U.S. Government Agencies         30,384,000           383,000      30,767,000
Preferred Stock
   U.S. Government Agencies       1,654,000            84,000       1,738,000
Corporate Securities              2,259,000            15,000       2,274,000
Total Available-for-sale        $59,225,000        $1,089,000     $60,314,000


    For the nine months ended September 30, 1998, the Bank did not sell any investment securities, however, a number of securities were called.

    The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 1998.


                                  Held-to-Maturity         Available-for-Sale

                            Amortized       Market     Amortized       Market
                                 Cost        Value          Cost        Value

Within one year           $ 3,482,000   $3,522,000   $17,021,000  $17,110,000
After one but within
   five years             $ 4,413,000   $4,476,000   $37,716,000  $38,581,000
Over five years           $ 6,112,000   $6,241,000   $ 4,488,000  $ 4,623,000
Total                     $14,007,000  $14,239,000   $59,225,000  $60,314,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Nine months Ended
                                                         September 30,
                                                      1998           1997

Allowance for credit losses at
   beginning of period                          $2,936,000     $1,893,000
Chargeoffs                                         (81,000)      (179,000)
Recoveries                                         258,000         53,000
Net (recoveries)/chargeoffs                       (177,000)       126,000
Provisions                                         600,000        825,000
Allowance for credit losses at
   end of period                                $3,713,000     $2,592,000

Ratio of allowance for credit
   losses to loans                                   2.29%           1.60%



4. SFAS No. 130

On January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Corporation, comprehensive income includes net income reported on the income statement and changes in the fair value of its available for sale securities reported as a component of shareholder's equity.
The Corporation's comprehensive income for the period is reflected in the following table:



                                              For the Three Months
                                                Ended September 30,
                                                1998         1997

NET INCOME                                 $1,114,000     $809,000
Other Comprehensive Income, net of
tax:
   Adjustment for available-for-
sale securities                              $463,000      $99,000
TOTAL COMPREHENSIVE INCOME                 $1,577,000     $908,000



                                               For the Nine Months
                                               Ended September 30,
                                                1998         1997
NET INCOME                                 $3,054,000   $2,068,000
Other Comprehensive Income, net of
tax:
   Adjustment for available-for-
sale securities                              $536,000      $87,000
TOTAL COMPREHENSIVE INCOME                 $3,590,000   $2,155,000



5. SFAS No. 133

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Net Income
Net income for the first nine months in 1998 of $3,054,000 was $986,000 greater than the first nine months in 1997. This represented a return on average assets during this period of 1.68% and a return on average equity of 19.21%. The return on average assets during the first nine months of 1997 was 1.42% and the return on average equity was 15.87%.
Net income for the three months ending September 30, 1998, of $1,114,000 was $305,000 over the comparable period in 1997. The return on average assets during the third quarter was 1.70% and the return on average equity was 18.69%. The return on average assets during the third quarter of 1997 was 1.53% and the return on average equity was 17.88%.
Earning assets averaged $228,337,000 during the nine months ended September 30, 1998, as compared to $180,670,000 for the comparable period in 1997. Earning assets averaged $248,762,000 during the third quarter of 1998 as compared to $197,564,000 during the third quarter of 1997.
Diluted earnings per average common share, adjusted for the 10% stock dividend to shareholders of record February 2, 1998 and March 31, 1997 and the 2 for 1 stock split to shareholders of record July 10, 1998, was $1.05 for the first nine months of 1998 as compared to $0.73 for the first nine months of 1997. For the third quarter of 1998, diluted earnings per average common share was $0.38 as compared to $0.28 for the third quarter of 1997.

Net Interest Income
Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short term investments. Interest expense represents interest paid to the Corporation's depositors, as well as to others from whom the Corporation borrows funds on a temporary basis.
Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans and deposits and interest rate fluctuations caused by economic conditions greatly affect net interest income.
Net interest income during the first nine months of 1998 was $11,083,000 or $2,059,000 greater than the comparable period in 1997. Of this increase, 93% was due to increases in the volume of loans and investments outstanding during the 1998 period compared to 1997 and the balance related to rate changes. Similar results existed for the third quarter of 1998 with 95% of the increase of $660,000 related to volume increases and the balance related to rate changes.

Provision for Credit Losses
An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated and is in accordance with SFAS 114. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.
The ratio of the allowance for credit losses to total loans as of September 30, 1998 was 2.29% as compared to 1.70% for the period ending September 30, 1997. This reflects a conservative attitude on the part of management and is considered adequate to provide for potential future losses.
The Corporation had net loan recoveries of $177,000 during the first nine months of 1998 as compared to net loan losses of $126,000 during the comparable period in 1997.
The following table provides information on past due and nonaccrual loans:

For the Nine months Ended
September 30,
                                               1998              1997
Loans Past Due 90 Days or More            $   2,000        $        0
Nonaccrual Loans                             31,000           296,000
Total                                     $  33,000        $  296,000


As of September 30, 1998 and 1997, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1998 remains uncollected. Interest foregone on nonaccrual loans was approximately $1,000 and $30,000 as of September 30, 1998 and 1997 respectively.

Noninterest Income
Noninterest income during the first nine months of 1998 of $1,634,000 was $448,000 greater than earned during the comparable period of 1997. This was reflected in increases in all categories of noninterest income and fees and includes income from the Corporation's mortgage brokerage subsidiary. During the third quarter of 1998 noninterest income of $571,000 was $170,000 greater than earned during the comparable quarter of 1997. The same reasons applicable for the first nine months apply to the third quarter results.

Noninterest Expense
Total noninterest expenses of $7,104,000 during the first nine months of 1998 were $927,000 over the comparable period in 1997. The major categories of this are detailed below.
Salaries and related benefits were $438,000 greater during the first nine months of 1998 as compared to 1997. This increase is related to award bonuses paid to staff and officers plus staffing increases and general merit increases related to the Corporation's growth and expanding operations. The Corporation also added a leasing division and increased staffing in preparation for opening of an office in Livermore, CA. Staff FTE (full time equivalency) averaged 86.5 during the first nine months of 1998 as compared to 80.5 for the comparable 1997 period.
Occupancy expense increased $19,000 during the respective periods due to rental adjustments and operating expense increases on office facilities. Total furniture and equipment expense increased $28,000 between the respective periods reflecting the growth and added technology in the Corporation's operations.
Other expense increased $442,000 between the respective periods and is related to the Corporation's growth and expanded activities, especially in Construction Real Estate. This category also includes expenses related to the Corporation getting its stock listed on NASDAQ.
During the third quarter of 1998 the Corporation had a total of $2,433,000 in noninterest expense which was $327,000 over the comparable quarter of 1997. The same reasons applicable for the first nine months apply to the third quarter results.


Other Real Estate Owned
As of September 30, 1998 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

Capital Adequacy
In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two Tiers, referred to as Tier 1
(core) and Tier 2 (supplementary) capital. Currently, the bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital includes the eligible allowance for credit losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.
The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 1998 and 1997. At year-end 1990, the FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.
The following table shows the Corporation's risk-based capital ratios and leverage ratio as of September 30, 1998, December 31, 1997, and September 30,
1997.


Risk-based capital ratios:                   Capital Ratios
                                                                  Minimum
                  September 30,    December 31, September 30,   Regulatory
                          1998           1997          1997     Requirements
   Tier 1 capital        11.75%         10.90%        10.51%        4.00%
   Total capital         13.01%         12.15%        11.76%        8.00%
   Leverage ratio         8.72%          9.64%         8.28%        3.00%


Liquidity
Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds sold. Cash, investment securities and other temporary investments represented 37% of total assets at September 30, 1998 and 29% at September 30, 1997. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $11,000,000.

General
Total assets of the Corporation at September 30, 1998 of $263,184,000 increased $44,950,000 or 20.6% as compared to September 30, 1997. Total loans of $162,050,000 increased $9,844,000 or 6.5% and total deposits of $236,654,000 increased $39,269,000 or 19.9%. Since year end 1997 the
Corporation's assets have increased 15%, whereas loans had a modest decrease of 1.15% and deposits increased 14%. The increase in deposit growth over loan growth was placed in investments which increased 81% from last year end.
The Corporation's loan to deposit ratio as of September 30, 1998 was 68% and was 77% in 1997.
Other Short Term Investments are investments in a mutual fund operated by Federated Funds Investments and comprised of short term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but carry a slightly higher yield.
The Corporation's mortgage brokerage subsidiary (BWC Mortgage Services), and the Bank's SBA Division and Business Financing Division are all positive contributors to the income growth of the Corporation this year.

Interest Rate Risk Management
Movement in interest rates can create fluctuations in the Corporation's income and economic value due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest rate risk which are actively measured and managed include: re-pricing risk, and the risk of non-parallel shifts in the yield curve. Interest rate risk exposure is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity.
In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to re-pricing or maturity characteristics. Therefore, the Corporation uses a variety of measurement tools to monitor and control the overall interest rate risk exposure of the on-balance-sheet positions. For each measurement tool, the level of interest rate risk created by the assets and liabilities, are a function primarily of their contractual interest rate re-pricing dates and contractual maturity (including principal amortization) dates.
The Corporation's interest rate risk as of September 30, 1998 was well within the Corporation's risk policy range and less than the interest rate exposure presented in the Corporation's 1997 annual report, which was also within the Corporation's risk policy range.
Year 2000 Issues

Introduction:

The year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since many programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900," rather than as the year 2000. If these automated systems are not appropriately re-coded, updated, or replaced before the year 2000, they will likely confuse data, crash, or fail in some manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip containing this flaw, such as automated teller machines, elevators, and vaults.

The year 2000 challenge is especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom BWC Financial Corp. and its subsidiaries (collectively, the "Corporation") do business, including the Corporation's vendors, suppliers, utility companies, and customers.

The Corporation is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Corporation's year 2000 compliance plan ("Y2K Plan") has six phases. These phases are (1) project management,
(2) awareness, (3) assessment, (4) testing, (5) renovation and implementation, and (6) client awareness, verification and risk assessment.
 The Corporation has substantially completed phases one through four, although appropriate follow-up activities are continuing to occur, and the Corporation is proceeding with additional testing and implementation phases of the Y2K Plan.

1. Project Management: The Corporation has assigned primary responsibility for year 2000 project management to its Chief Financial Officer. The Corporation also formed a year 2000 compliance committee, consisting of appropriate representatives from its critical operational and data processing areas, to assist the Chief Financial Officer in implementing the Y2K Plan. In addition, the Corporation provides monthly reports to its Board of Directors in order to assist them in overseeing the Corporation's year 2000 readiness.

2. Awareness: The Corporation has completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include mailing information brochures to deposit and loan customers, providing training for lending officers and other staff, responding to customer, vendor, and shareholder inquiries, and providing year 2000 information and progress updates on the Corporation's web site (bowc.com).


3. Assessment: Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Corporation's assessment phase is substantially complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts.

The Corporation's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Corporation's operations could be materially affected, if the operations of those companies who provide the Corporation with mission critical applications, systems, and services are materially affected. For example, the Corporation depends upon vendors who provide equipment, technology, and software to it in connection with its business operations.
 Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Corporation. In response to this concern, the Corporation has identified and contacted those vendors who provide our mission-critical applications. The Corporation has received year 2000 compliance assurance from its primary mission-critical vendors, and is continuing to assess the efforts of other vendors for year 2000 compliance.

4. Testing: Updating and testing of the Corporation's mission-critical automated systems is substantially complete, although additional testing of future dates in year 2000 is continuing. Testing of changed or new systems will continue throughout 1998 and 1999.

5. Renovation and implementation: This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Corporation will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1998 and should be substantially complete by the end of the first quarter of 1999.

Estimated Costs to Address the Corporation's Year 2000 Issues: The total financial effect of these year 2000 challenges on the Corporation cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be guaranteed until the year 2000 actually arrives. The Corporation has or will upgrade or replace certain automated systems before the year 2000, without regard to the year 2000 compliance issues, due to technology updates and Corporation expansion. The Corporation's estimated budget under its Y2K Plan, includes not only Y2K specific upgrades, but also upgrades that included Y2K corrections that would have taken place without regard to Y2K issues.




Item                                     1997       1998           1999

ATM Machines (2)                      $54,000

Expanded disk space on
  mainframe for Y2K testing                       $3,000
Documentation tracking software			  $8,000
Customer profitability software			 $18,000
Teller-line system (hardware & software)        $125,000

Voice response system                                           $38,000


Personnel expenses are not expected to be impacted as a result of Y2K activities. Priorities have been adjusted to provide the time necessary for existing personnel to deal with the year 2000 challenges.
Note: The Corporation may incur additional costs complying with requirements of its regulatory agencies related to year 2000 issues. Management cannot predict these costs at this time, so they have not been included in the table above.

Based on the estimates set forth above and the information the Corporation has received to date from its critical system providers and vendors, Management does not believe that expenses related to meeting the Corporation's year 2000 challenges will have a material effect on the operations or financial performance of the Corporation. However, factors beyond the control of management, such as the effects on vendors of our mission-critical software and systems, the effects of year 2000 issues on the economy, and the development of the risks identified below under "The Risks of the Corporation's Year 2000 Issues," among other things, could have a material effect on the operations or financial performance of the Corporation.

6. Client Awareness, Verification and Risk Assessment: Multiple statement inserts describing and raising year 2000 awareness have been included in bank statement mailings. Lending officers have been trained in Y2K issues and have been documenting Y2K readiness of borrowers since early 1998. Since mid-1998 documentation of Y2K preparedness has been included in the borrowers loan application. A list of all borrowers whose loans or lines of credit are considered significant, were mailed a questionnaire, with response required, and are in process of being Y2K risk rated by the Corporation. Appropriate responses to current and future credit requests will take their Y2K status into consideration. Continuation of these and additional activities are planned for the balance of 1998 and 1999.


The Risks of the Corporation's Year 2000 Issues:

The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Corporation purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Corporation may face moving into the millennium, Management has to date identified the following potential risks:

1. Commercial banks may experience a contraction in their deposit base if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the banks to change their sources of funding and could materially impact future earnings. The Corporation has incorporated a contingency plan for addressing this situation, should it occur.

2. The Bank lends significant amounts to businesses and contractors in our market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Corporation's financial performance. As part of the Corporation's Y2K Plan, the Corporation has identified its primary borrowers, and is in the process of assessing their Y2K readiness and risk to the Corporation.

3. The Corporation's operations, like those of many other companies, can be affected by the year 2000 triggered failures of other companies upon whom the Corporation depends for the functioning of its automated systems. Accordingly, the Corporation's operations could be materially affected, if the operations of those companies (power companies, telephone companies, etc.) who provide the Corporation with mission critical systems, and services are materially affected. As described above, the Corporation has identified its mission-critical vendors and is monitoring their year 2000 compliance progress.

4. All companies with stock traded on a national stock exchange, including BWC Financial Corp, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of BWC
Financial Corp. or any other company.

5. The Corporation's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water, telephone, and others. To the extent access is interrupted due to the effects of year 2000 issues, operations capabilities of the Corporation will be disrupted. The Corporation has incorporated a contingency plan for addressing this situation, to the extent possible, should it occur; however, normal operations could be seriously affected.


The Corporation's Contingency Plans:

The Corporation has substantially developed a contingency plan related to year 2000 issues, however, this is a plan that is still in development. Management believes that all of the Corporation's systems and hardware will be year 2000 ready. The Corporation also has contracts with two "back-up" sites for disaster recovery. As such the Contingency Plan deals primarily with issues outside of Management's control or ability to test, such as power, water, telephone failure.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of September 30, 1998.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                                   3         3-6          12         1-5      Over 5
Repricing within:                             months      months      months       years       years      Totals
ASSETS:
Federal funds sold & Short Term Inv.          $9,526          $0          $0          $0          $0      $9,526
Investment securities                         $3,303      $3,615      $9,755     $31,301     $26,347     $74,321
Construction & real estate loans             $67,015      $9,307      $2,790        $476        $544     $80,132
Commercial loans                             $44,871      $4,273        $586      $1,175         $38     $50,943
Consumer loans                               $27,076        $415        $771      $1,999         $10     $30,271
Leases                                           $66         $66        $126        $446          $0        $704
Interest-bearing assets                     $151,857     $17,676     $14,028     $35,397     $26,939    $245,897

Savings and Now accounts                     $32,768          $0          $0          $0          $0     $32,768
Money market accounts                        $72,154          $0          $0          $0          $0     $72,154
Time deposits <$100,000                      $15,836      $7,706      $9,968      $2,632          $0     $36,142
Time deposits >$100,000                      $22,531      $4,759      $6,155        $532          $0     $33,977
Interest-bearing liabilities                $143,289     $12,465     $16,123      $3,164          $0    $175,041

Rate sensitive gap                            $8,568      $5,211     ($2,095)    $32,233     $26,939     $70,856

Cumulative rate sensitive gap                 $8,568     $13,779     $11,684     $43,917     $70,856
Cumulative position to average
     earning assets                             3.48%       5.60%       4.75%      17.86%      28.82%

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

	None


Item 2 - Changes in Securities

	None


Item 3 - Defaults Upon Senior Securities

	None


Item 4 - Submission of Matters to a Vote of Security Holders

	None


Item 5 - Other Materially Important Events

        On July 21, 1998 the Corporation's stock began trading on the NASDAQ stock exchange.

Item 6 - Exhibits and Reports on Form 8-K

	None

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           BWC FINANCIAL CORP.
                                              (Registrant)




October 29, 1998                                    James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                          Chairman and Chief Executive
                                          Officer





October 29, 1998                                     Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                 CFO and Corp. Secretary