Form 10-K
period 1998-12-31
BWC FINANCIAL CORP
filed 1999-03-16
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                   FORM 10-K

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998, Commission file number 0-10658
	BWC FINANCIAL CORP.
	(Exact name of registrant as specified in its charter)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 1999: $35,385,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999.

Title of Class:  Common Stock, no par value     Shares Outstanding:  2,522,879

Documents Incorporated by Reference*		Incorporated Into:
1998 Annual Report to Shareholders			Part II and IV
Definitive Proxy Statement for the 1999		Part III
Annual Meeting of Shareholders to be
filed by March 22, 1999.

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

                                     PART I


ITEM 1.  BUSINESS

BWC Financial Corp. ("Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. It is a holding company for Bank of Walnut Creek, ("Bank") which was incorporated under the laws of the State of California on November 26, 1979. Its principal office is located at 1400 Civic Drive, Walnut Creek, California 94596, and its telephone number is
(925) 932-5353.

The Bank has conducted the business of a commercial bank since December 12, 1980. The Bank's primary focus is to engage in wholesale commercial banking, serving small to middle-sized businesses, professionals, high net worth individuals and general retail banking business. Rather than concentrate on any specific industry, the Bank has solicited and attracted customers from a wide variety of light manufacturing, wholesaling, retailing, contracting, real estate development and service businesses, accountants, physicians and dentists.

The Bank offers a full range of commercial banking services emphasizing the banking needs of individuals, and the business and professional community in Walnut Creek, California and surrounding areas of Contra Costa County. The Bank accepts checking and savings deposits, makes construction loans, mortgage real estate loans, commercial loans, leases, and installment loans, and offers safe deposit services, including oversize boxes for short-term storage. It sells travelers checks, issues drafts, and offers other customary banking services.

The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. The Bank also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at all bank locations, 24 hours a day, and are part of the EDS and Cirrus networks with ATM access at locations throughout the United States and Canada.
 The Bank offers its clients 24 hour telephone access to their accounts through a system called Telebanc, and PC banking access through a system called PCBanc.

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

Service Area

The primary service area of The Bank and its branches is Contra Costa County and Alameda County with limited lending activity also in Solano County. Walnut Creek, California, is site of the Corporation's main office and the Bank also operates offices in the cities of Orinda, Danville, San Ramon, Pleasanton, Fremont and Livermore California.

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

The Bank is in direct competition with all these financial institutions. Management believes the Bank competes successfully with these institutions because of sound management techniques and the flexibility to adjust to changing economic situations. The dedication of founders, directors, and bank personnel has been instrumental in the Bank's ability to compete. The Bank is dedicated to providing personal attention to the financial needs of businesses, professionals, and individuals in its service area.

Employees

At December 31, 1998, The Bank employed 96 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary BWC Real Estate. There are 25 persons employed by the joint venture BWC Mortgage Services either directly or as independent contractors.

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

ITEM 2.  PROPERTIES

The principal office of the Bank is located at 1400 Civic Drive, in the financial district of downtown Walnut Creek. The Bank opened for business on December 12, 1980 and its premises are located in a modern building of which the Bank has leased approximately 11,917 square feet.

BWC Financial Corp. shares common quarters with The Bank in its principal office.

On September 24, 1982, a branch office was opened at 224 Brookwood Road, Orinda, California serving the Orinda area. The premises are located in a new facility which was constructed on this site in 1994 with 2,186 square feet of office space.

On November 12, 1985, a branch office was opened at 3130 Crow Canyon Place, San Ramon, California serving the San Ramon area. The premises are located in a modern building of which the Bank has leased approximately 3,375 square feet of office space.

On June 8, 1990, a branch office was opened at 424 Hartz Avenue, Danville, California serving the Danville area. The premises are located in a modern building comprising 2,263 square feet of office space.

On April 15, 1994 a branch office was opened at 249 Main Street, Pleasanton, California serving the Pleasanton area. The premises are located in a single building containing 3,880 square feet of office space.

On June 15, 1996 a branch office was opened at 4030 Clipper Court, Fremont, California serving the Fremont area. The premises are located in an office park where the Bank leased 2,240 square feet of office space. A full service charter was approved, however, at this time the facility is being used for the development of loans to the surrounding business community.

On November 9, 1998 a branch office was opened at 1770 First Street in Livermore, California serving the Livermore area. The premises are located in a building comprising 1,100 square feet of office space. This is a temporary location and a more permanent facility is being sought.

ITEM 3.  LEGAL PROCEEDINGS

At this time there are no pending or threatened legal proceedings to which the Corporation is a party or to which any of the Corporation's properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption "Common Stock Prices" on page 35 of the Corporation's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Operations" on page 31 of the Corporation's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see
"Management's Discussion and Analysis of Operations" at pages 31 through 36 of the 1998 Annual
Report to Shareholders which is incorporated herein by reference.  The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 1998 Annual Report to Shareholders which is incorporated herein by reference.

The following is an analysis of net interest earnings for the years ended December 31.

EARNING ASSETS                                                 1998                                          1997
                                                             Interest    Rates                             Interest   Rates
                                               Average        Income/   Earned/             Average        Income/   Earned/
                                               Balance        Expense   Paid (1)            Balance        Expense   Paid (1)
Federal Funds Sold                           $7,825,000       $421,383    5.39%          $6,867,000       $382,901     5.58%
Other Short Term Investments                  4,075,000        218,448    5.36              881,000         48,124     5.46
Investment Securities:
  U.S. Treasury Securities                   10,617,000        636,752    6.00            8,930,000        548,267     6.14
  Securities of U.S.
    Government Agencies                      21,919,000      1,333,073    6.08            8,653,000        561,987     6.49
  Obligations of States &
    Political Subdivisions (2)               21,968,000      1,180,327    6.55           12,408,000        667,707     7.01
  Other Securities                              910,000         51,987    5.71
Loans (3) (4) (5)                           166,697,000     18,020,067   10.81          149,043,000     16,107,013    10.81

TOTAL EARNING ASSETS                       $234,011,000    $21,862,037    9.45%        $186,782,000    $18,315,999     9.91%

NONEARNING ASSETS                            14,105,000                                 13,380,000

TOTAL                                      $248,116,000                               $200,162,000

ITEM 7. (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                               1998                                         1997
                                                             Interest    Rates                             Interest   Rates
                                               Average        Income/   Earned/             Average        Income/   Earned/
                                               Balance        Expense   Paid (1)            Balance        Expense   Paid (1)
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                 $32,522,000       $535,932    1.65%         $26,410,000       $436,867     1.65%
   Money Market Accounts                     61,706,000      2,466,753    4.00           37,899,000      1,409,812     3.72
   Time                                      70,534,000      3,767,981    5.34           69,874,000      3,919,781     5.61
TOTAL                                       164,762,000      6,770,666    4.11          134,183,000      5,766,460     4.30

Funds Purchased                                  85,000          3,792    4.46               69,000          3,377     4.92
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS                $164,847,000     $6,774,458    4.11         $134,252,000     $5,769,837     4.30

NONINTEREST-BEARING DEPOSITS                 59,098,000           --                    47,081,000           --

OTHER LIABILITIES                             2,248,000           --                     1,062,000           --

SHAREHOLDERS' EQUITY                         21,923,000           --                    17,767,000           --

TOTAL                                      $248,116,000                               $200,162,000

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                               $15,087,579    6.56%                        $12,546,162     6.82%

(1)   Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
(2)   Amounts calculated on a fully Tax-Equivalent Basis where appropriate (1998 and 1997
        Federal Statutory Rate - 34%).
(3)   Nonaccrual loans of $2,176,000 and $248,000 as of December 31, 1998 and 1997 have been included in the average loan balance.  Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
(4)   Average loans are net of average deferred loan origination fees of $859,000 and $993,000 in 1998 and 1997 respectively.
(5)   Loan interest income includes loan origination fees of $1,657,000 and $1,383,000 in 1998 and 1997 respectively.

Change in Interest and Expense
Due to Volume Change and Rate Change


The following table provides pertinent information about interest income and expense between the years 1998 and 1997, and between the years 1997 and 1996. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 1998 total interest income increased $3,546,000 over 1997. Of this increase, 95% was related to the increase in the volume of average earning assets in 1998 as compared to 1997 and 5% was related to interest rates. During 1998 total interest expense increased $1,004,000 over 1997. Of this increase, 105% was due to the growth in interest bearing deposits between the respective periods and -5% was due to lower interest rates.
Based on the above factors affecting interest income and interest expense, net interest income increased $2,542,000 during 1998 as compared to 1997.

During 1997 total interest income increased $5,078,000 from 1996. Of this increase, 87% or $4,418,000 was related to the increase in the volume of average earning assets in 1997 as compared to 1996. Based on rates alone the increase in interest income would have been 13% or $681,000, given constant volume levels between the respective periods.

During 1997 total interest expense increased $2,005,000 from 1996. As with interest income, 80% or $1,604,000 of the increase was attributed to the growth in interest bearing deposits between the respective periods. Based on rates alone the increase in interest expense would have been 20% or $411,000, given constant volume levels between the respective periods.

Based on a combination of the above factors affecting interest income and interest expense, net interest income increased $3,072,000 during 1997 as compared to 1996 Of this increase, 91% was related to volume increases and only 9% due to rate changes between the respective periods.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                                                        1998 over 1997                       1997 over 1996
                                                 Volume       Rate      Total         Volume      Rate      Total
Increases (Decreases) in Interest Income
Federal Funds Sold                              $52,000   ($14,000)   $38,000       $216,000   $13,000   $229,000
Other Short Term Investments                    173,000     (2,000)   171,000         29,000     1,000     30,000
Investment Securities:
  U.S. Treasury Securities                      102,000    (14,000)    88,000        154,000    (3,000)   151,000
  Secutities of U.S. Government Agencies        834,000    (63,000)   771,000        263,000     9,000    272,000
  Obligations of State and
    Political subdivisions (1)                  551,000    (38,000)   513,000       (114,000)    7,000   (107,000)
  Corporate Debit Securities                     26,000     26,000     52,000              --        --         --
Loans                                         1,615,000    298,000  1,913,000       3,849,000   654,000  4,503,000
    Total Increase                           $3,353,000   $193,000 $3,546,000      $4,397,000  $681,000 $5,078,000


Increase (Decrease) in Interest Expense
Deposits:
  Savings and NOW Accounts                     $102,000    ($3,000)   $99,000         $48,000    $7,000    $55,000
  Money Market Accounts                         919,000    138,000  1,057,000         241,000   290,000    531,000
  Time Deposits                                  32,000   (184,000)  (152,000)      1,318,000   114,000  1,432,000
  Federal Funds Purchases                         1,000     (1,000)         --        (13,000)        --   (13,000)
    Total Increase (Decrease)                $1,054,000   ($50,000)$1,004,000      $1,594,000  $411,000 $2,005,000

Increase in Net Interest Income              $2,299,000   $243,000 $2,542,000      $2,803,000  $270,000 $3,073,000

(1)  Amounts calculated on a fully taxable equivalent basis where appropriate.

INVESTMENT SECURITIES

Information regarding the book value of investment securities as of December 31, 1998 and 1997 is set forth in Note 2 on Page 14 of the Corporation's 1998 Annual Report to Shareholders and is incorporated herein by reference.

The following table is a summary of the relative maturities and yields on the Bank's investment securities as of December 31, 1998.  Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by book values of the related securities.

                                                                   Maturing
                                                       After One but Within
                                      Within one Year            Five Years        Over Five Years         Total
                                        Amount  Yield         Amount  Yield          Amount  Yield        Amount   Yield
U.S. Treasury Securities              $4,588,000  6.03%     $3,074,000  6.02%            --      --     $7,662,000  6.03%
Obligations of U.S. Government
   Agencies                                  --      --     10,401,000   6.04     11,964,000   7.29     22,365,000   6.23
Obligations of State and
   Political Subdivisions:
      Tax-exempt*                      2,355,000  6.93       3,638,000   6.21      7,599,000   6.12     13,592,000   6.30

      Taxable                            719,000  6.17       8,655,000   6.13      2,459,000   6.09     11,833,000   6.13
Other Securities                             --      --      2,268,000   6.26      1,527,000   6.26      3,795,000   6.26

          TOTAL                       $7,662,000  6.32%    $28,036,000  6.11%    $23,549,000  6.72%    $59,247,000  6.20%

*  Interest is exempt from Federal Income Taxes.

LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 1998 and 1997
is set forth in Note 3 on page 15 of the Corporation's 1998 Annual Report to Shareholders and
is incorporated herein by reference.

Maturity Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution and interest rate sensitivity of loans of the Corporation on December 31, 1998.

                                                        LOANS WITH A MATURITY OF
                                            One Year         One to        After Five
                                            or Less        Five Years        Years           Total
Real Estate Construction                    $68,743,000        $311,000        --           $69,054,000
Commercial                                   37,054,000     $12,105,000     $15,102,000      64,261,000
Installment                                   4,047,000       8,461,000     $19,621,000      32,129,000
Real Estate Mortgages                         3,711,000       4,641,000      13,181,000      21,533,000

     TOTAL                                 $113,555,000     $25,518,000     $47,904,000    $186,977,000


Loans with Fixed Interest Rates              $3,297,000      $3,861,000        $909,000      $8,067,000
Loans with Floating Interest Rates          178,910,000        --              --           178,910,000

     TOTAL                                 $182,207,000      $3,861,000        $909,000    $186,977,000

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended December 31, 1998, 1997 and 1996 is set forth in Note 4 on page 16 of the
Corporation's 1998 Annual Report to Shareholders and is incorporated herein by reference.

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

                                         1998                               1997
                              Allocation       Loans As A        Allocation       Loans As A
                              of Allowance     Percent Of        of Allowance     Percent Of
Type of Loan                  Balance          Total Loans       Balance          Total Loans
Real Estate Construction            $952,000      36.93%               $630,000      27.69%

Commercial                         1,113,000      34.37                 811,000      34.50

Installment                          333,000      17.18                 319,000      22.47

Real Estate Mortgages                 55,000      11.52                  64,000      15.34

Unallocated                        1,466,000       --                 1,112,000       --

     TOTAL                        $3,919,000     100.00%             $2,936,000     100.00%

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

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
                                                 For the Year Ended December 31
                                               1998                           1997
                                           Average                        Average
                                           Balance   Rates                Balance  Rates
Noninterest-Bearing Demand             $60,439,000   --               $47,081,000   --
Savings and NOW Accounts                32,522,000   1.65%             26,410,000  1.65%
Money Market Accounts                   61,706,000   4.00              37,899,000  3.72
Time Deposits                           70,534,000   5.34              69,875,000  5.61
    Total Deposits                    $225,201,000   3.01%           $181,265,000  3.18%


FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.
                                       Year Ended December 31,
                                               1998     1997
Return on average assets                      1.70%    1.46%
Return on average shareholders' equity       19.29%   16.46%
Cash dividend payout ratio                    0.00%    0.00%
Average shareholders' equity as % of:
  Average total assets                        8.84%    8.87%
  Average total deposits                      9.73%    9.80%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 8 through 27 of the Corporation's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	    AND FINANCIAL DISCLOSURE

None

                               PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 20, 1999.

                               PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)	Documents Filed as Part of this Report

	1.  Financial Statements

	The consolidated financial statements of BWC Financial Corp. and subsidiary listed below and appearing at the indicated page number in BWC's 1998 Annual Report to Shareholders are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES                           Page Number*

Independent Public Accountants' Report for the years
   ended December 31, 1998 and 1997 is filed herewith                   29

Consolidated Balance Sheets as of  December 31, 1998 and 1997		 8

Consolidated Statements of Income for the years ended
December 31, 1998, 1997 and 1996							 9

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1998, 1997 and 1996                            10

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996							11

Notes to Consolidated Financial Statements                          12 - 27

	2.  Financial Statement Schedules

	All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)	Reports on Form 8-K

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 1998.

(C)	Exhibits Filed:

See Index to Exhibits at page 16 of this Form 10-K.

*Refers to page number in the 1998 Annual Report to Shareholders.

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

Signature	        Title	       Date


James L. Ryan                                            March 23, 1999
                       	Chairman of the Board          ________________
James L. Ryan	and Director


Leland E. Wines                                          March 23, 1999
                       	Executive Vice President and   ________________
Leland E. Wines	Chief Financial Officer

Tom Mantor                                               March 23, 1999
                       	Director                       ________________
Tom Mantor

Richard G. Hill                                          March 23, 1999
                       	Director                       ________________
Richard G. Hill

Reynold C. Johnson III                                   March 23, 1999
                       	Director                       ________________
Reynold C. Johnson III

Craig Lazzareschi                                        March 23, 1999
                       	Director                       ________________
Craig Lazzareschi

John F. Nohr                                             March 23, 1999
                       	Director                       ________________
John F. Nohr

John L. Winther                                          March 23, 1999
                       	Director                       ________________
John L. Winther

	INDEX TO EXHIBITS



                EXHIBIT                                       EXHIBIT NUMBER


Articles of Incorporation and Amendments                  Refer to 10K filing
                                                              of March, 1994.

By-Laws                                                   Refer to 10K filing
                                                              of March, 1994.

1998 Annual Report to Shareholders                                      13.1

Consents of Independent Public Accountants:

	Arthur Andersen LLP Consent dated February 22, 1999		24.1

Report of Independent Public Accountants:

	Arthur Andersen LLP Report dated February 22, 1999		25.1

ARTHUR ANDERSEN LLP




CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K and the previously filed registration statement of BWC Financial Corp. on Form S-8 (File No. 33-22290) of our report dated February 22, 1999, in BWC Financial Corp.'s 1998 Annual Report. It should be noted that we have not audited any financial statements of BWC Financial Corp. subsequent to December 31, 1998, or performed any audit procedures subsequent to the date of our report.

Arthur Andersen LLP

San Francisco, California,
February 22, 1999

ARTHUR ANDERSEN LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and
Board of Directors of
BWC Financial Corp.:

We have audited the accompanying consolidated balance sheets of BWC Financial Corp. (a California corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement ; presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWC Financial Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP

San Francisco, California,
February 22, 1999