Form 10-Q
period 1999-03-31
BWC FINANCIAL CORP
filed 1999-05-04
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of March 31, 1999, there were 2,522,879 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

PAGE


Item 1         Consolidated Balance Sheets                            3

               Consolidated Statements of Income                      4

               Consolidated Statements of Cash Flows                  5

		   Consolidated Statements of Changes in
                        Shareholders' Equity                          6

               Notes to Consolidated Financial Statements             7-10




Item 2         Management's Discussion and Analysis
                   of Results of Operations                           11-18

                   Interest Rate Sensitivity                          19


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                      20

Item 2         Changes in Securities                                  20

Item 3         Defaults Upon Senior Securities                        20

Item 4         Submission of Matters to a Vote of
                  Security Holders                                    20

Item 5         Other Materially Important Events                      20

Item 6         Exhibits and Reports on Form 8-K                       20


               Signatures                                             21

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                                   March 31,        December 31,
ASSETS                                                                                  1999                1998
                                                                                 (Unaudited)
Cash and Due From Banks                                                          $13,455,000         $14,345,000
Federal Funds Sold                                                                $9,950,000           2,300,000
Other Short Term Investments                                                       2,305,000              35,000
               Total Cash and Cash Equivalents                                    25,710,000          16,680,000

Investment Securities:
     Available for Sale                                                           44,407,000          45,655,000
     Held to Maturity (approximate fair value of
        $13,018,000 in 1999 and $13,797,000 in 1998)                              12,850,000          13,592,000
Loans, Net of Allowance for Credit Losses of $4,039,000
     in 1999 and $3,919,000 in 1998.                                             185,156,000         183,058,000
Bank Premises and Equipment, Net                                                   1,314,000           1,303,000
Interest Receivable and Other Assets                                               4,825,000           4,611,000

               Total Assets                                                     $274,262,000        $264,899,000

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                         $69,513,000         $69,783,000
      Interest-bearing:
          Money Market Accounts                                                   75,302,000          64,687,000
          Savings and NOW Accounts                                                35,947,000          37,139,000
          Time Deposits:
               Under $100,000                                                     33,396,000          34,293,000
               $100,000 or more                                                   29,641,000          32,238,000
               Total Interest-bearing                                            174,286,000         168,357,000

               Total Deposits                                                    243,799,000         238,140,000
Federal Funds Purchased                                                                  --
BWC Mortgage Services Line of Credit                                               1,647,000
Interest Payable and Other Liabilities                                             3,258,000           2,416,000

               Total Liabilities                                                 248,704,000         240,556,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                    --                  --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,522,879 shares in 1999 and 2,511,151 in 1998.                           19,242,000          19,002,000
Retained Earnings                                                                  6,126,000           5,006,000
Capital adjustment on available-for-sale securities                                  190,000             335,000
               Total Shareholders' Equity                                         25,558,000          24,343,000
               Total Liabilities and Shareholders' Equity                       $274,262,000        $264,899,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.                                                                          For the Three Months
CONSOLIDATED STATEMENTS OF INCOME                                                              Ended March 31,
                                                                                        1999                1998
Interest Income
     Loans, Including Fees                                                        $4,852,000          $4,367,000
     Investment Securities:
          Taxable                                                                    651,000             486,000
          Non-taxable                                                                148,000             102,000
     Federal Funds Sold                                                               75,000              98,000
     Other Short Term Investments                                                      8,000              16,000
                Total Interest Income                                              5,734,000           5,069,000

Interest Expense
       Deposits                                                                    1,542,000           1,580,000
       Federal Funds Purchased                                                         5,000               1,000
                 Total Interest Expense                                            1,547,000           1,581,000

Net Interest Income                                                                4,187,000           3,488,000
Provision For Credit Losses                                                          150,000             150,000

Net Interest Income After Provision For Credit Losses                              4,037,000           3,338,000

Noninterest Income
       BWC Mortgage Services - Commissions                                           903,000             722,000
       BWC Mortgage Services - Fees & Other                                          233,000              83,000
       Service Charges on Deposit Accounts                                           206,000             190,000
       Other                                                                         220,000             178,000
       Gains on Security Transactions                                                 30,000              27,000
                Total Noninterest Income                                           1,592,000           1,200,000

Noninterest Expense
       Salaries and Related Benefits                                               1,655,000           1,270,000
       BWC Mortgage Services - Commissions                                           525,000             416,000
       BWC Mortgage Services - Fees & Other                                          353,000             160,000
       Occupancy                                                                     214,000             208,000
       Furniture and Equipment                                                       120,000             144,000
       Other                                                                         809,000             649,000
                Total Noninterest Expense                                          3,676,000           2,847,000
BWC Mortgage Services - Minority Interest                                            129,000             114,000

Income Before Income Taxes                                                         1,824,000           1,577,000
Provision For Income Taxes                                                           704,000             611,000

Net Income                                                                        $1,120,000            $966,000

Basic Earnings Per Share                                                               $0.45               $0.39
Diluted Earnings Per Share                                                             $0.38               $0.33

Average Basic Shares                                                               2,513,799           2,482,315
Average Diluted Share Equivalents Related to Options                                 441,472             424,118
Average Diluted Shares                                                             2,955,271           2,906,433

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Three Months Ended March 31,
                                                                                 1999             1998
OPERATING ACTIVITIES:

Net Income                                                                 $1,120,000         $966,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                               (465,000)        (362,000)
     Provision for credit losses                                              150,000          150,000
     Depreciation and amortization                                             90,000           97,000
     Gain of sale of securities available-for-sale                             30,000           27,000
     Increase in accrued interest receivable
        and other assets                                                     (214,000)        (200,000)
     Increase in accrued interest payable
        and other liabilities                                                 842,000          562,000
               Net Cash Provided by Operating Activities                    1,553,000        1,240,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                           1,117,000        1,373,000
Proceeds  from the sales of available-for-sale
   investment securities                                                    5,991,000        4,998,000
Purchase of investment securities                                          (5,053,000)     (10,004,000)
Loans originated, net of collections                                       (1,782,000)         623,000
Purchase of bank premises and equipment                                      (101,000)         (35,000)
               Net CashProvided (Used) by Investing Activities                172,000       (3,045,000)

FINANCING ACTIVITIES:

Net increase(decrease) in deposits                                          5,658,000         (717,000)
Increase in BWC Mortgage Services Line of Credit                            1,647,000               --
Cash paid in lieu of fractional shares                                             --           (7,000)
               Net Cash Provided(Used) by Financing Activities              7,305,000         (724,000)


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                              9,030,000       (2,529,000)
Cash and cash equivalents at beginning of year                             16,680,000       22,143,000
     Cash and Cash Equivalents at period end                              $25,710,000      $19,614,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                              $1,494,000       $1,483,000

Income Taxes Paid                                                             $20,000         $210,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending March 31, 1999, and 1998                                                     Accumulated
                                                                                                       other
                                                       Number        Common      Retained Comprehensive            Comprehensive
                                                    of Shares         Stock      Earnings    Income           Total       Income
Balance, January 1, 1998                            1,233,051   $18,603,000      $706,000    $139,000   $19,448,000

Net Income as of March 31, 1998                           --            --        966,000         --        966,000      966,000
Other Comprehensive Income, net of tax
    liability of $13,000                                  --            --            --       25,000        25,000       25,000
Comprehensive Income                                      --            --            --          --            --      $991,000
Stock Options Exercised at $5.59 per share              1,100         6,000           --          --          6,000

Balance, March 31, 1998                             1,234,151    18,609,000     1,672,000     164,000    20,445,000


Balance, January 1, 1999                            2,511,151    19,002,000     5,006,000     335,000    24,343,000
Net Income as of March 31, 1999                           --            --      1,120,000         --      1,120,000    1,120,000
Other Comprehensive Income(Loss), net of tax
    benefit of $88,000                                    --            --            --     (145,000)     (145,000)    (145,000)
Comprehensive Income                                      --            --            --          --            --      $975,000
Common Stock Issued and sold to the
    Defined Contribution Plan at $20.44 per share      11,728       240,000           --          --        240,000

Balance, March 31, 1999                             2,522,879   $19,242,000    $6,126,000    $190,000   $25,558,000

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's 1998 annual report on Form 10-K.
 The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

	Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


	The amortized cost and approximate market value of investment securities at March 31, 1999 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost       Gain/(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions    $12,850,000      $ 168,000     $13,018,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions            $10,155,000        $140,000    $10,295,000
U.S. Treasury Securities        11,609,000          63,000     11,672,000
U.S. Government Agencies        16,871,000          37,000     16,908,000
Preferred Stock
   U.S. Government Agencies      1,653,000          92,000      1,745,000
Corporate Securities             3,811,000         (24,000)     3,787,000
Total Available-for-sale       $44,099,000        $308,000    $44,407,000



	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 1999.


                               Held-to-Maturity       Available-for-Sale

                            Amortized       Market     Amortized       Market
                                 Cost        Value          Cost        Value

Within one year           $ 2,145,000   $2,156,000   $ 7,267,000  $ 7,317,000
After one but within
   five years             $ 4,849,000   $4,929,000   $25,287,000  $25,455,000
Over five years           $ 5,856,000   $5,933,000   $11,545,000  $11,635,000
Total                     $12,850,000  $13,018,000   $44,099,000  $44,407,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Three months
Ended
                                                            March 31,
                                                      1999           1998

Allowance for credit losses at
   beginning of period                          $3,919,000     $2,936,000
Chargeoffs                                         (39,000)       (24,000)
Recoveries                                           9,000        189,000
Net (recoveries)/chargeoffs                        (30,000)       165,000

Provisions                                         150,000        150,000
Allowance for credit losses at
   end of period                                $4,039,000     $3,251,000

Ratio of allowance for credit
   losses to loans                                   2.20%           1.98%


4.	COMPREHENSIVE INCOME

The Bank has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), as of January 1, 1998. This statement established standards for the reporting and display of comprehensive income and its components in the financial statements. For the Bank, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.


The Corporation's comprehensive income for the period is reflected in the following table:

                                               For the Three Months
                                                  Ended March 31,

                                               1999           1998

Net Income                               $1,120,000       $966,000

Other Comprehensive Income, net
of tax:
  Adjustment for available-for-
sale securities                            (145,000)        25,000

Total Comprehensive Income                 $975,000       $991,000




5.	 FASB 131 DISCLOSURE

The Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) as of January 1, 1998. This statement establishes standards for the reporting and display of information about operating segments in financial statements and related disclosures.

The Corporation is principally engaged in community banking activities through its seven Bank branches. In addition to its community banking activities, the Corporation provides mortgage brokerage services through its joint venture, BWC Mortgage Services. These activities are monitored and reported by Corporation management as a separate operating segment. As permitted under the Statement, the separate banking offices have been aggregated into a single reportable segment, Community Banking. The other operating segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as "All other" in the following table.

The Corporation's community banking segment provides loans, leases, SBA loan products, asset based lending services and lines of credit to local businesses and individuals. This segment also derives revenue by investing funds, that are not loaned to others in the form of loans, leases or lines of credits, into investment securities. The business purpose of BWC Mortgage Services is the origination and placement of long-term financing for real estate mortgages.

Summarized financial information for the period ending March 31, 1999, and 1998 concerning the Corporation's reportable segments is shown in the following table.



6.	SFAS No. 133

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

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Corporation's election, before January 1, 1998).

The Corporation has no derivative or hedged instruments and therefore the implementation of this statement is not expected to have a material impact on the Corporation's financial position or results of operations.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 1999.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                                   3         3-6          12         1-5      Over 5
Repricing within:                             months      months      months       years       years      Totals
ASSETS:
Federal funds sold & Short Term Inv.         $12,255   $      --   $      --   $      --   $      --     $12,255
Investment securities                          2,304       1,558       5,600      30,302      17,493      57,257
Construction & real estate loans              87,524       7,546       3,474          88           0      98,632
Commercial loans                              45,119       6,551       5,323         708          --      57,701
Consumer Loans                                27,236         355         669       1,438           0      29,698
Leases                                           391         393         741       1,639          --       3,164
Interest-bearing assets                      174,829      16,403      15,807      34,175      17,493     258,707

Savings and Now accounts                     $35,947   $      --   $      --   $      --   $      --     $35,947
Money market accounts                         75,302          --          --          --          --      75,302
Time deposits <$100,000                       13,893       7,503      10,415       1,585          --      33,396
Time deposits >$100,000                       18,346       3,828       7,104         363          --      29,641
Interest-bearing liabilities                 143,488      11,331      17,519       1,948          --     174,286

Rate sensitive gap                            $31,341      $5,072     -$1,712     $32,227     $17,493     $84,421
Cumulative rate sensitive gap                 $31,341     $36,413     $34,701     $66,928     $84,421

Cumulative rate sensitive ratio                  1.22        1.24        1.20        1.38        1.48

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






                                           BWC FINANCIAL CORP.
                                              (Registrant)




May 2, 1999                                         James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                          Chairman and Chief Executive Officer





May 2, 1999                                          Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                 CFO and Corp. Secretary