Form 10-Q
period 1999-06-30
BWC FINANCIAL CORP
filed 1999-08-05
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of June 30, 1999, there were 2,587,299 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

		   Consolidated Statements of Changes in
                        Shareholders' Equity                            6

               Notes to Consolidated Financial Statements               7-10




Item 2         Management's Discussion and Analysis
                   of Results of Operations                             11-19

                   Interest Rate Sensitivity                            20


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        21

Item 2         Changes in Securities                                    21

Item 3         Defaults Upon Senior Securities                          21

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      21

Item 5         Other Materially Important Events                        21

Item 6         Exhibits and Reports on Form 8-K                         21


               Signatures                                               22

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                              June 30,     December 31,
ASSETS                                                                           1999             1998
                                                                           (Unaudited)
Cash and Due From Banks                                                    $14,714,000      $14,345,000
Federal Funds Sold                                                           7,154,000        2,300,000
Other Short Term Investments                                                 4,221,000           35,000
                    Total Cash and Cash Equivalents                         26,089,000       16,680,000

Investment Securities:
     Available for Sale                                                     46,505,000       45,655,000
     Held to Maturity (approximate market value
         of $12,573,000 in 1999 and $13,797,000 in 1998)                    12,629,000       13,592,000
Loans, Net of Allowance for Credit Losses of $4,256,000
     in 1999 and $3,919,000 in 1998.                                       185,514,000      183,058,000
Real Estate Loans Held for Sale                                                376,000              --
Bank Premises and Equipment, Net                                             1,429,000        1,303,000
Interest Receivable and Other Assets                                         5,039,000        4,611,000

                                                                          $277,581,000     $264,899,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                   $75,013,000      $69,783,000
      Interest-bearing:
          Money Market Accounts                                             82,700,000       64,687,000
          Savings and NOW Accounts                                          35,488,000       37,139,000
          Time Deposits:
               Under $100,000                                               31,972,000       34,293,000
               $100,000 or more                                             23,099,000       32,238,000
               Total Interest-bearing                                      173,259,000      168,357,000

                    Total Deposits                                         248,272,000      238,140,000
BWC Mort.Serv. Line-of-Credit                                                  376,000              --
Interest Payable and Other Liabilities                                       2,335,000        2,416,000

                    Total Liabilities                                      250,983,000      240,556,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                              --               --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,587,299 shares in 1999 and 2,511,151 in 1998.                     19,442,000       19,002,000
Retained Earnings                                                            7,367,000        5,006,000
Capital adjustment on available-for-sale securities                           (211,000)         335,000
                    Total Shareholders' Equity                              26,598,000       24,343,000
                    Total Liabilities and Shareholders' Equity            $277,581,000     $264,899,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME                                For the Three Months          For the Six Months
                                                                        Ended June 30,              Ended June 30,
                                                                   1999          1998         1999           1998
                                                             (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
INTEREST INCOME
       Loans, Including Fees                                  $5,012,000    $4,452,000   $9,864,000     $8,820,000
       Investment Securities:
          Taxable                                                633,000       603,000    1,284,000      1,089,000
          Non-taxable                                            140,000       111,000      288,000        213,000
       Federal Funds Sold                                        100,000       117,000      175,000        214,000
       Other Short Term Investments                               81,000        53,000       89,000         69,000
                Total Interest Income                          5,966,000     5,336,000   11,700,000     10,405,000

INTEREST EXPENSE
       Deposits                                                1,602,000     1,680,000    3,144,000      3,260,000
       Federal Funds Purchased                                       --            --         5,000            --
                 Total Interest Expense                        1,602,000     1,680,000    3,149,000      3,260,000

NET INTEREST INCOME                                            4,364,000     3,656,000    8,552,000      7,145,000
PROVISION FOR CREDIT LOSSES                                      150,000       225,000      300,000        375,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                       4,214,000     3,431,000    8,252,000      6,770,000

NONINTEREST INCOME
       BWC Mortgage Services - Commissions                       969,000       853,000    1,872,000      1,575,000
       BWC Mortgage Services - Fees & Other                      277,000        87,000      510,000        170,000
       Service Charges on Deposit Accounts                       182,000       206,000      388,000        396,000
       Fees                                                      188,000       169,000      376,000        296,000
      Other Income                                               155,000        23,000      187,000         75,000
       Investment Securities Gains (losses), Net                     --          4,000       30,000         31,000
                Total Noninterest Income                       1,771,000     1,342,000    3,363,000      2,543,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                           1,623,000     1,309,000    3,278,000      2,579,000
       BWC Mortgage Services - Commissions                       743,000       466,000    1,268,000        882,000
       BWC Mortgage Services - Fees & Other                      246,000       170,000      599,000        331,000
       Occupancy                                                 230,000       205,000      444,000        413,000
       Furniture and Equipment                                   147,000       141,000      267,000        285,000
       Other                                                     834,000       745,000    1,643,000      1,395,000
                Total Noninterest Expense                      3,823,000     3,036,000    7,499,000      5,885,000
BWC Mortgage Services - Minority Interest                        130,000       152,000      260,000        266,000

INCOME BEFORE INCOME TAXES                                     2,032,000     1,585,000    3,856,000      3,162,000
Provision for Income Taxes                                       790,000       611,000    1,494,000      1,222,000

NET INCOME                                                    $1,242,000      $974,000   $2,362,000     $1,940,000

Basic Earnings Per Share                                           $0.48         $0.39        $0.93          $0.78
Diluted Earnings Per Share                                         $0.42         $0.33        $0.80          $0.66

Average Basic Shares                                           2,587,299     2,482,315    2,550,549      2,485,983
Average Diluted Share Equivalents Related to Options             390,409       450,462      415,941        433,623
Average Diluted Shares                                         2,977,708     2,932,777    2,966,490      2,919,606

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       For the Six Months Ended June 30,
                                                                                1999           1998
OPERATING ACTIVITIES:

Net Income                                                                   $2,362,000     $1,940,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                 (940,000)      (722,000)
     Provision for credit losses                                                300,000        375,000
     Depreciation and amortization                                              189,000        198,000
     Gain on sale of securities available for sale                              (30,000)       (31,000)
     Increase in accrued interest receivable
        and other assets                                                       (428,000)    (1,015,000)
     Increase/(decrease) in accrued interest payable
        and other liabilities                                                   (80,000)        83,000
               Net Cash Provided(Used) by Operating Activities                1,373,000        828,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                             2,979,000      1,100,000
Proceeds  from the sales of available-for-sale investment securities         10,556,000      8,780,000
Purchase of investment securities                                           (13,940,000)   (20,716,000)
Loans originated, net of collections                                         (1,816,000)    (2,524,000)
Purchase of bank premises and equipment                                        (314,000)      (126,000)
               Net Cash Used by Investing Activities                         (2,535,000)   (13,486,000)

FINANCING ACTIVITIES:

Net increase in deposits                                                     10,131,000     21,269,000
Proceeds from issuance of common stock                                          440,000        189,000
Cash paid in lieu of fractional shares                                              --          (7,000)
               Net Cash Provided(Used) by Financing Activities               10,571,000     21,451,000


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                                9,409,000      8,793,000
Cash and cash equivalents at beginning of year                               16,680,000     22,143,000
     Cash and Cash Equivalents at period end                                $26,089,000    $30,936,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                $3,205,000     $3,225,000

Income Taxes Paid                                                            $1,078,000       $700,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 1998, and June 30, 1999                                                          Accumulated
                                                                                                                         other
                                                        Number       Common   Retained  Comprehensive                Comprehensive
                                                     of Shares        Stock   Earnings      Income        Total        Income
Balance, January 1, 1998                             1,233,051  $18,603,000   $706,000    $139,000   $19,448,000

Net Income for 1998                                        --           --   4,228,000         --      4,228,000     4,228,000
Other Comprehensive Income, net of tax
    liability of $134,000                                  --           --         --      196,000       196,000       196,000
Comprehensive Income                                       --           --         --          --            --     $4,424,000
Two for one Stock Split                               1,248,832         --         --          --
Stock Options Exercised at $3.50 to $5.59 per share      15,741      57,000        --          --         57,000
Common Stock Issued and sold to the
    Defined Contribution Plan at $24.06 per share        16,527     398,000        --          --        398,000
Repurchase and retirement of shares by the
    Corporation at $18.25 to $19.00 per share            (3,000)    (56,000)       --          --        (56,000)
Adjustment for tax benefit resulting from the exercises
  of incentive stock options.                               --          --      72,000         --         72,000

Balance, December 31, 1998                            2,511,151  19,002,000  5,006,000      335,000   24,343,000

Net Income as of June 30, 1999                              --          --   2,362,000         --      2,362,000     2,362,000
Other Comprehensive Income(Loss), net of tax
    benefit of $335,000                                     --          --         --      (546,000)    (546,000)     (546,000)
Comprehensive Income                                        --          --         --          --            --     $1,816,000
Common Stock Issued and sold to the
    Defined Contribution Plan at $20.44 per share         11,728     240,000       --          --        239,000
Stock Options Exercised at $3.10 per share                64,420     200,000       --          --        200,000

Balance, June 30, 1999                                2,587,299 $19,442,000 $7,368,000   ($211,000) $26,598,000

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and the results of operations for the six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's 1998 annual report on Form 10-K. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

	Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


	The amortized cost and approximate market value of investment securities at June 30, 1999 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost       Gain/(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $12,629,000      $ (56,000)     $12,573,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions		$10,146,000		$(40,000)     $10,106,000
U.S. Treasury Securities	 12,596,000		  (7,000)      12,589,000
U.S. Government Agencies	 17,832,000		(213,000)      17,619,000
U.S. Government Agencies
   Preferred Stock		  1,652,000		  45,000	   1,697,000
Corporate Securities		  4,620,000		(126,000)      4,494,000
Total Available-for-sale	$46,846,000	     $(341,000)    $46,505,000



	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 1999.


                                  Held-to-Maturity          Available-for-Sale

                            Amortized       Market     Amortized       Market
                                 Cost        Value          Cost        Value

Within one year		  $ 1,448,000   $1,451,000   $ 9,774,000	$ 9,770,000
After one but within
   five years		  $ 5,169,000   $5,188,000   $26,038,000	$25,814,000
Over five years		  $ 6,012,000   $5,934,000   $11,034,000	$10,921,000
Total				  $12,629,000  $12,573,000   $46,846,000	$46,505,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                  For the Six months Ended
                                                            June 30,
                                                      1999           1998

Allowance for credit losses at
   beginning of period				    $3,919,000	   $2,936,000
Chargeoffs                                              39,000         53,000
Recoveries                                             (76,000)      (201,000)
Net (recoveries)/chargeoffs                            (37,000)      (148,000)

Provisions                                           300,000          375,000
Allowance for credit losses at
   end of period                                  $4,256,000       $3,460,000

Ratio of allowance for credit
   losses to loans                                      2.24%            2.07%


4.	COMPREHENSIVE INCOME

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


The Corporation's comprehensive income for the period is reflected in the following table:


                            For the Six months        For the Three months
                               Ended June 30,              Ended June 30,

                               1999        1998         1999          1998

Net Income                  $2,362,000  $1,940,000   $1,242,000    $  974,000

Other Comprehensive Income,
net of tax:
  Adjustment for available-
for-sale securities           (547,000)     73,000     (402,000)       48,000

Total Comprehensive Income  $1,815,000  $2,013,000    $ 840,000    $1,022,000


5.	 FASB 131 DISCLOSURE

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

Summarized financial information for the period ending June 30, 1999, and 1998 concerning the Corporation's reportable segments is shown in the following table.

For the Six Months,         Community    Mortgage
Ended 06/30/1999              Banking    Services   Adjustments         Total
Total Interest Income     $11,700,000                             $11,700,000
Commissions Received                   $1,872,000                   1,872,000
Total Interest Expense      3,149,000                               3,149,000
Salaries & Benefits         3,278,000                               3,278,000
Commissions Paid                        1,268,000                   1,268,000
Segment Profit before Tax   3,622,000     515,000    ($281,000)     3,856,000
Total Assets             $277,266,000    $833,000    ($518,000)  $277,581,000

For the Six Months,         Community    Mortgage
Ended 06/30/1998              Banking    Services   Adjustments         Total
Total Interest Income     $10,405,000                             $10,405,000
Commissions Received                   $1,575,000                   1,575,000
Total Interest Expense      3,260,000                               3,260,000
Salaries & Benefits         2,579,000                               2,579,000
Commissions Paid                          882,000                     882,000
Segment Profit before Tax   2,912,000     532,000    ($282,000)     3,162,000
Total Assets             $262,443,000    $209,000 ($10,125,000)  $252,527,000


For the Three Months,       Community    Mortgage
Ended 06/30/1999              Banking    Services   Adjustments         Total
Total Interest Income      $5,966,000                              $5,966,000
Commissions Received                     $968,000                     968,000
Total Interest Expense      1,602,000                               1,602,000
Salaries & Benefits         3,278,000                               3,278,000
Commissions Paid                          743,000                     743,000
Segment Profit before Tax   1,911,000     257,000    1,688,000      3,856,000
Total Assets             $277,266,000    $833,000    ($518,000)  $277,581,000

For the Three Months,       Community    Mortgage
Ended 06/30/1998              Banking    Services   Adjustments         Total
Total Interest Income       $5,336,000                             $5,336,000
Commissions Received                     $853,000                     853,000
Total Interest Expense       1,680,000                              1,680,000
Salaries & Benefits          1,309,000                              1,309,000
Commissions Paid                          467,000                     467,000
Segment Profit before Tax    2,912,000    303,000     ($53,000)     3,162,000
Total Assets              $252,443,000   $209,000    ($125,000)  $252,527,000

6.	SFAS No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Corporation's election, before January 1, 1998).
The Corporation has no derivative or hedged instruments and therefore the implementation of this statement is not expected to have a material impact on the Corporation's financial position or results of operations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


General

Total assets of the Corporation at June 30, 1999 of $277,581,000 have increased $25,054,000 or 10% as compared to June 30, 1998. Total loans of $189,770,000 have increased $22,438,000 or 13% and total deposits of $248,272,000 have increased $19,655,000 or 9%. Since year end 1998 the Corporation's assets have increased 5%, loans increased 1.5% and deposits increased 4%.

The Corporation's loan-to-deposit ratio as of June 30, 1999 was 76% and was 73% in 1998.

Other Short-Term Investments are investments in a mutual fund operated by Federated Funds Investments and comprised of short-term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but carry a slightly higher yield.

The Corporation's mortgage brokerage subsidiary (BWC Mortgage Services), and the Bank's SBA Division, Business Financing (asset based lending) Division, and Leasing Division are all positive contributors to the income growth of the Corporation this year.


Net Income

Net income for the first six months in 1999 of $2,362,000 was $422,000 greater than the first six months in 1998. This represented a return on average assets during this period of 1.74% and a return on average equity of 18.46%. The return on average assets during the first six months of 1998 was 1.67%, and the return on average equity was 18.88%.

Net income for the three months ending June 30, 1999, of $1,242,000 was $268,000 over the comparable period in 1998. The return on average assets during the second quarter was 1.80% and the return on average equity was 18.93%. The return on average assets during the second quarter of 1998 was 1.62%, and the return on average equity was 18.45%.

Earning assets averaged $254,908,000 during the six months ended June 30, 1999, as compared to $218,124,000 for the comparable period in 1998. Earning assets averaged $259,881,000 during the second quarter of 1999 as compared to $226,316,000 during the second quarter of 1998.

Diluted earnings per average common share, adjusted for the 2-for-1 stock split to shareholders of record July 10, 1998, were $0.80 for the first six months of 1999 as compared to $0.66 for the first six months of 1998. For the second quarter of 1999, diluted earnings per average common share was $0.42 as compared to $0.33 for the second quarter of 1998.


Net Interest Income

Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short-term investments. Interest expense represents interest paid to the Corporation's depositors, as well as to others from whom the Corporation borrows funds on a temporary basis.

Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans and deposits and interest rate fluctuations caused by economic conditions greatly affect net interest income.

Net interest income during the first six months of 1999 was $8,552,000 or $1,407,000 greater than the comparable period in 1998. Of this increase, 105% was due to increases in the volume of loans outstanding during the 1999 period as compared to 1998, offset by a 5% reduction which was related to rate changes. Similar results existed for the second quarter of 1999.


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

The ratio of the allowance for credit losses to total loans as of June 30, 1999 was 2.24% as compared to 2.07% for the period ending June 30, 1998. Industry standards for this ratio are generally averaging between 1.5% to 2.0%. The Corporation's ratios for both periods is considered adequate to provide for potential future losses.

The Corporation performs a quarterly analysis of the adequacy of its reserve for loan losses. As of June 30, 1999 it had $2,997,000 in allocated reserves and $1,259,000 in unallocated reserves. The Corporation's management believes that the amount of unallocated reserves is reasonable due to the growth of the Bank's loan portfolio and the new credit products that have been introduced. In the past few years, the Bank has opened an Asset Based Lending Department, a Leasing Department and a Small Business Association lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with the new products, coupled with the Bank's traditionally strong construction concentration, fully supports a strong reserve position.

The Corporation had net recoveries of $36,000 during the first six months of 1999 as compared to net recoveries of $148,000 during the comparable period in 1998.

The following table provides information on past-due and nonaccrual loans:

                                                  For the Six Months Ended
                                                            June 30,
                                              1999                  1998
Loans Past Due 90 Days or More		$        0	      $    1,000
Nonaccrual Loans                           326,000               477,000
Total                                   $  326,000            $  478,000


As of June 30, 1999 and 1998, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1999 remains uncollected. Interest foregone on nonaccrual loans was approximately $15,000, and $21,000 as of June 30, 1999 and 1998 respectively.


Noninterest Income

Noninterest income during the first six months of 1999 was $820,000 greater than during the comparable period of 1998. The increase in 1999 was reflected in increases in most categories including the Corporation's brokerage subsidiary, BWC Mortgage Services, which reflected an increase of $637,000 over the comparable period in 1998.

Service charge income reflected a modest decrease of $8,000 from the comparable period in 1998, whereas fees reflected an increase of $80,000 and other income increased $112,000.

There were gains on securities available-for-sale which were called or sold, of $30,000 during the first six months of 1999, as compared to gains of $31,000 on called or sold securities available-for-sale during the comparable period in 1998.

During the second quarter of 1999 noninterest income was $429,000 greater than during the comparable quarter of 1998. Of this increase, $306,000 was generated from the Corporation's brokerage subsidiary, BWC Mortgage Services. The balance of the increase of $123,000 came from increases in fees and other income. There were no gains on securities sold or called during the second quarter of 1999 as compared to a $4,000 gain during the second quarter of 1998.


Noninterest Expense

Noninterest expense during the first six months of 1999 was $1,614,000 greater than during the comparable period in 1998. The increase in 1999 was reflected in increases in most categories, including the Corporation's brokerage subsidiary, BWC Mortgage Services, which reflected an increase of $654,000, over the comparable period in 1998. The increase in BWC Mortgage Services noninterest expense is related to the growth of this subsidiary and expansion of its mortgage services.

Salaries and related benefits were $699,000 greater during the first six months of 1999 as compared to 1998. This increase is related to general merit increases, performance bonuses and growth of operations. Staff averaged 98.2 full-time equivalent (FTE) persons during the first six months of 1999 as compared to 83.5 FTE in 1998. Occupancy expense increased $31,000 over the comparable period in 1998 due to the opening of the Bank's new Livermore Office in November 1998, and due to CPI and operating increases. Total Furniture and Equipment expense decreased $18,000 as compared to the 1998 period. Other Expense reflects an increase of $248,000 between the respective periods and is related to the Corporation's growth and expanded activities.

During the second quarter of 1999 the Corporation's noninterest expense increased $787,000 over the comparable quarter of 1998. The same reasons that were applicable for the first six months apply to the second quarter results.


Other Real Estate Owned

As of June 30, 1999 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


Capital Adequacy

The Federal Deposit Insurance Corporation (FDIC) has established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1
(core) and Tier 2 (supplementary) capital. Currently, the bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital includes the eligible allowance for credit losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 1999 and 1998. The FDIC has also adopted a leverage ratio requirement.
This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of June 30, 1999, December 31, 1998, and June 30, 1998.

Risk-based capital ratios:                   Capital Ratios
                                                                    Minimum
                         June 30,   December 31,    June 30,     regulatory
                                                               requirements
                            1998           1998        1998

   Tier 1 capital          11.23%         10.90%      12.06%        4.00%
   Total capital           12.49%         12.17%      13.32%        8.00%
   Leverage ratio           8.88%          9.40%       9.75%        3.00%


Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 31% of total assets at June 30, 1999 and 33% at June 30, 1998. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000.


Interest-Rate Risk Management

Movement in interest rates can create fluctuations in the Corporation's income and economic value due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest rate risk which are actively measured and managed include: re-pricing risk and the risk of non-parallel shifts in the yield curve. Interest-rate risk exposure is actively managed with the goal of minimizing the impact of interest-rate volatility on current earnings and on the market value of equity.

In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to re-pricing or maturity characteristics. Therefore, the Corporation uses a variety of measurement tools to monitor and control the overall interest-rate risk exposure of the on-balance-sheet positions. For each measurement tool, the level of interest-rate risk created by the assets and liabilities is a function primarily of their contractual interest-rate re-pricing dates and contractual maturity (including principal amortization) dates.

The Corporation's interest-rate risk as of June 30, 1999 was consistent with the interest-rate exposure presented in the Corporation's 1998 annual report and was within the Corporation's risk policy range.


Year 2000 Issues & Status Report

Introduction:
The year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since many programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year 1900, rather than as the year 2000. If these automated systems are not appropriately re-coded, updated, or replaced before the year 2000, they will likely confuse data, crash, or fail in some other manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip containing this flaw, such as automated teller machines, elevators, and vaults.

The year 2000 challenge is especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom BWC Financial Corp. and its subsidiaries (collectively, the "Corporation") do business, including the Corporation's vendors, suppliers, utility companies, and customers.

The Corporation is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management completed an assessment of its automated systems in 1997 and implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Corporation's year 2000 compliance plan ("Y2K Plan") has six phases. These phases are (1) project management,
(2) awareness, (3) assessment, (4) testing, (5) renovation and implementation, and (6) client awareness, verification and risk assessment. The Corporation has substantially completed phases one through five, and is continuing with its client awareness and education phase.

Project Management: The Corporation assigned primary responsibility for year 2000 project management to its Chief Financial Officer. The Corporation also formed a year 2000 Compliance Committee in July, 1997, consisting of appropriate representatives from its critical operational and data processing areas, to assist the Chief Financial Officer in implementing the Y2K Plan. The committee and other personnel within the Corporation have been actively addressing Y2K issues and concerns since the committee's formation. In addition, the Corporation provides monthly reports to its Board of Directors in order to assist them in overseeing the Corporation's year 2000 readiness.

Awareness: The Corporation completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include mailing information brochures to deposit and loan customers; providing training for lending officers and other staff; responding to customer, vendor, and shareholder inquiries; and providing year 2000 information and progress updates on the Corporation's Web site (bowc.com). Efforts in this phase will continue up to the century date change.

Assessment: Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Corporation's assessment phase is complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts. The Corporation's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Corporation's operations could be materially affected, if the operations of those companies who provide the Corporation with mission critical applications, systems, and services are affected. For example, the Corporation depends upon vendors who provide equipment, technology, and software to it in connection with its business operations. Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Corporation. In response to this concern, the Corporation has identified and contacted those vendors who provide our mission-critical applications. The Corporation has received year 2000 compliance assurance from its primary mission-critical vendors, and is continuing to assess the efforts of other vendors for year 2000 compliance.

Testing: Updating and testing of the Corporation's mission-critical automated systems has been completed as well as testing of most non-critical systems. Additional testing of changed or new systems will continue as needed.

Renovation and Implementation: This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Corporation will test them for year 2000 compliance. At this time there are no mission-critical systems that remain unimplemented or untested. In the Bank, a new teller system and telephone banking system are in process of installation and, in the Corporation's mortgage brokerage subsidiary, corrections are being made to a documentation software system. Completion of these non-critical projects will be prior to September 30, 1999.

Estimated Costs to Address the Corporation's Year 2000 Issues: The total financial effect of these year 2000 challenges on the Corporation cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be guaranteed until the year 2000 actually arrives. The Corporation has or will upgrade or replace certain automated systems before the year 2000, without regard to the year 2000 compliance issues, due to technology updates and Corporation expansion. The Corporation's estimated budget under its Y2K Plan includes not only Y2K-specific upgrades, but also upgrades that included Y2K corrections that would have taken place without regard to Y2K issues.

Item                                     1997       1998             1999

ATM Machines				$54,000			   $6,000

Expanded disk space on
   mainframe for Y2K testing                      $3,000
Documentation tracking software			  $8,000
Customer profitability software			 $18,000

Teller-line system (hardware & software)                         $125,000
Voice response system                                             $40,000
Preparation of Y2K Business Resumption Contingency Plans          $10,000
Re-write of BWC Mortgage Services software			   $5,000


Personnel expenses are not expected to be impacted as a result of Y2K activities. Priorities have been adjusted to provide the time necessary for existing personnel to deal with the year 2000 challenges.

Note: The Corporation may incur additional costs to comply with requirements of its regulatory agencies related to year 2000 issues. Management cannot predict these costs at this time, so they have not been included in the table above.

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

Client Awareness, Verification and Risk Assessment: Multiple statement inserts describing and raising year 2000 awareness have been included in bank statement mailings. Lending officers have been trained in Y2K issues and have been documenting Y2K readiness of borrowers since early 1998. Since mid-1998 documentation of Y2K preparedness has been included in the borrower's loan application. A list of all borrowers whose loans or lines of credit are considered significant have been contacted, and only minimal risks were identified. Appropriate responses to current and future credit requests will take their Y2K status into consideration. Continuation of these and additional activities are planned for the balance of 1999.

The Risks of the Corporation's Year 2000 Issues:
The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Corporation purchases technology applications from other parties who face year 2000 challenges. Others of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Corporation may face moving into the millennium, Management has to date identified the following potential risks:

Commercial banks may experience a contraction in their deposit base and significant cash demands, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000. This potential deposit contraction could make it necessary for the banks to change their sources of funding and could materially impact short-term future earnings. The Corporation has incorporated a contingency plan for addressing this situation, should it occur.

The Bank lends significant amounts to businesses and contractors in our market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Corporation's financial performance. As part of the Corporation's Y2K Plan, the Corporation has identified its primary borrowers, and continues to assess their Y2K readiness and risk to the Corporation.


The Corporation's operations, like those of many other companies, can be affected by the year-2000-triggered failures of other companies upon whom the Corporation depends for the functioning of its automated systems. Accordingly, the Corporation's operations could be materially affected, if the operations of those companies (power companies, telephone companies, etc.) who provide the Corporation with mission-critical systems and services are materially affected. As described above, the Corporation has identified its mission-critical vendors and is monitoring their year 2000 compliance progress.

All companies with stock traded on a national stock exchange, including BWC Financial Corp, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the millennium. At this time, it is impossible to predict whether or not this will, in fact, be the case with respect to the stock of BWC Financial Corp. or any other company.


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


The Corporation's Contingency Plans:

The Corporation has completed the development of a contingency plan related to year 2000 issues, including cash reserves, liquidity, and operational issues. Additions to the plan may be made as events unfold in 1999. Management believes that all of the Corporation's systems and hardware will be year 2000 ready. The Corporation also has contracts with two "back-up" sites for disaster recovery, and is in the process of installing its own generator to support its data center operations in event of a power failure. As such, the Contingency Plan deals primarily with operational issues for events generally outside of Management's control or ability to test, such as power, water, telephone failure.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of June 30, 1999.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                                   3         3-6          12         1-5      Over 5
Repricing within:                             months      months      months       years       years      Totals
ASSETS:
Federal funds sold & Short Term Inv.         $11,375   $      --   $      --   $      --   $      --     $11,375
Investment securities                          1,555       5,018       4,645      30,983      16,933      59,134
Construction & real estate loans              82,261       5,889       3,773          40           0      91,963
Commercial loans                              47,069       8,485       3,697       1,697          --      60,948
Consumer Loans                                30,123         340         647       1,210           0      32,320
Leases                                           737         555       1,006       2,241          --       4,539
Interest-bearing assets                      173,120      20,287      13,768      36,171      16,933     260,279

Savings and Now accounts                     $35,488   $      --   $      --   $      --   $      --     $35,488
Money market accounts                         82,700          --          --          --          --      82,700
Time deposits <$100,000                       10,121      10,037      10,780       1,034          --      31,972
Time deposits >$100,000                        9,980       7,096       5,271         752          --      23,099
Interest-bearing liabilities                 138,289      17,133      16,051       1,786          --     173,259

Rate sensitive gap                            $34,831      $3,154     -$2,283     $34,385     $16,933     $87,020
Cumulative rate sensitive gap                 $34,831     $37,985     $35,702     $70,087     $87,020

Cumulative rate sensitive ratio                  1.25        1.24        1.21        1.40        1.50

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

	None


Item 2 - Changes in Securities

	None


Item 3 - Defaults Upon Senior Securities

	None


Item 4 - Submission of Matters to a Vote of Security Holders

	Election of directors and appointment of accountants.


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