Form 10-Q
period 1999-09-30
BWC FINANCIAL CORP
filed 1999-10-27
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999.

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of September 30, 1999, there were 2,594,537 shares of common stock, no par value outstanding.

                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                        PAGE


Item 1         Consolidated Balance Sheets                              3

               Consolidated Statements of Income                        4

               Consolidated Statements of Cash Flows                    5

		   Consolidated Statements of Changes in
                        Shareholders' Equity                            6

               Notes to Consolidated Financial Statements               7-11




Item 2         Management's Discussion and Analysis
                   of Results of Operations                             12-19

                   Interest Rate Sensitivity                            20


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                        21

Item 2         Changes in Securities                                    21

Item 3         Defaults Upon Senior Securities                          21

Item 4         Submission of Matters to a Vote of
                  Security Holders                                      21

Item 5         Other Materially Important Events                        21

Item 6         Exhibits and Reports on Form 8-K                         21


               Signatures                                               22

 BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                                September     December 31,
ASSETS                                                                              1999             1998
                                                                              (Unaudited)
Cash and Due From Banks                                                       $11,196,000      $14,345,000
Federal Funds Sold                                                             14,355,000        2,300,000
Other Short Term Investments                                                    1,599,000           35,000
                    Total Cash and Cash Equivalents                            27,150,000       16,680,000

Investment Securities:
     Available for Sale                                                        57,171,000       45,655,000
     Held to Maturity (approximate market value
         of $11,703,000 in 1999 and $13,797,000 in 1998)                       11,756,000       13,592,000
Loans, Net of Allowance for Credit Losses of $4,416,000
     in 1999 and $3,919,000 in 1998.                                          182,977,000      183,058,000
Real Estate Loans Held for Sale                                                   857,000              --
Bank Premises and Equipment, Net                                                2,668,000        1,303,000
Interest Receivable and Other Assets                                            5,336,000        4,611,000

                                                                             $287,915,000     $264,899,000
                    Total Assets

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Noninterest-bearing                                                      $76,471,000      $69,783,000
      Interest-bearing:
          Money Market Accounts                                                96,740,000       64,687,000
          Savings and NOW Accounts                                             34,418,000       37,139,000
          Time Deposits:
               Under $100,000                                                  30,872,000       34,293,000
               $100,000 or more                                                18,298,000       32,238,000
               Total Interest-bearing                                         180,328,000      168,357,000

                    Total Deposits                                            256,799,000      238,140,000
BWC Mort.Serv. Line-of-Credit                                                     849,000              --
Interest Payable and Other Liabilities                                          2,316,000        2,416,000

                    Total Liabilities                                         259,964,000      240,556,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                 --               --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,594,537 shares in 1999 and 2,511,151 in 1998.                        19,593,000       19,002,000
Retained Earnings                                                               8,586,000        5,006,000
Capital adjustment on available-for-sale securities                              (228,000)         335,000
                    Total Shareholders' Equity                                 27,951,000       24,343,000
                    Total Liabilities and Shareholders' Equity               $287,915,000     $264,899,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
                                                                For the Three                 For the Nine Months
                                                                Ended September                Ended September 30,
                                                                   1999          1998          1999          1998
                                                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
INTEREST INCOME
       Loans, Including Fees                                  $5,159,000    $4,592,000   $15,048,000   $13,411,000
       Investment Securities:
          Taxable                                                764,000       771,000     2,049,000     1,860,000
          Non-taxable                                            136,000       140,000       423,000       353,000
       Federal Funds Sold                                        178,000       168,000       354,000       383,000
       Other Short Term Investments                               57,000       114,000       145,000       183,000
                Total Interest Income                          6,294,000     5,785,000    18,019,000    16,190,000

INTEREST EXPENSE
       Deposits                                                1,667,000     1,847,000     4,811,000     5,107,000
       Federal Funds Purchased                                       --            --          5,000           --
       Other Borrowed Funds                                       13,000           --         43,000           --
                 Total Interest Expense                        1,680,000     1,847,000     4,859,000     5,107,000

NET INTEREST INCOME                                            4,614,000     3,938,000    13,160,000    11,083,000
PROVISION FOR CREDIT LOSSES                                      150,000       225,000       450,000       600,000

NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES                                       4,464,000     3,713,000    12,710,000    10,483,000

NONINTEREST INCOME
       BWC Mortgage Services - Commissions                       606,000     1,030,000     2,477,000     2,605,000
       BWC Mortgage Services - Fees & Other                      206,000        96,000       692,000       266,000
       Service Charges on Deposit Accounts                       216,000       219,000       604,000       615,000
       Fees                                                      184,000       148,000       560,000       443,000
      Other Income                                               127,000        51,000       314,000       126,000
       Investment Securities Gains (losses), Net                     --          3,000        30,000        35,000
                Total Noninterest Income                       1,339,000     1,547,000     4,677,000     4,090,000

NONINTEREST EXPENSE
       Salaries and Related Benefits                           1,776,000     1,339,000     5,053,000     3,918,000
       BWC Mortgage Services - Commissions                       440,000       606,000     1,708,000     1,489,000
       BWC Mortgage Services - Fees & Other                      255,000       220,000       824,000       551,000
       Occupancy                                                 233,000       209,000       678,000       622,000
       Furniture and Equipment                                   157,000       141,000       424,000       426,000
       Other                                                     888,000       744,000     2,530,000     2,138,000
                Total Noninterest Expense                      3,749,000     3,259,000    11,217,000     9,144,000
BWC Mortgage Services - Minority Interest                         57,000       150,000       317,000       416,000

INCOME BEFORE INCOME TAXES                                     1,997,000     1,851,000     5,853,000     5,013,000
Provision for Income Taxes                                       779,000       737,000     2,273,000     1,959,000

NET INCOME                                                    $1,218,000    $1,114,000    $3,580,000    $3,054,000

Basic Earnings Per Share                                           $0.47         $0.45         $1.40         $1.23
Diluted Earnings Per Share                                         $0.41         $0.38         $1.20         $1.05

Average Basic Shares                                           2,592,331     2,489,612     2,564,476     2,482,405
Average Diluted Share Equivalents Related to Options             399,983       446,532       410,622       437,926
Average Diluted Shares                                         2,992,314     2,936,144     2,975,098     2,920,331

The accompanying notes are an intergral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      For the Nine Months Ended September 30,
                                                                                        1999            1998
OPERATING ACTIVITIES:                                                              (Unaudited)     (Unaudited)

Net Income                                                                         $3,580,000      $3,054,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                     (1,341,000)     (1,163,000)
     Provision for credit losses                                                      450,000         600,000
     Depreciation and amortization                                                    312,000         305,000
     Gain on sale of securities available for sale                                    (30,000)        (35,000)
     Increase in accrued interest receivable
        and other assets                                                             (725,000)     (1,798,000)
     Increase in accrued interest payable
        and other liabilities                                                        (100,000)      1,008,000
               Net Cash Provided(Used) by Operating Activities                      2,146,000       1,971,000

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                                   6,087,000       3,058,000
Proceeds  from the sales of available-for-sale investment securities               11,956,000       9,160,000
Purchase of investment securities                                                 (28,256,000)    (44,940,000)
Loans originated, net of collections                                                 (972,000)      3,227,000
Real estate loans held for sale, net change                                          (857,000)             --
Purchase of bank premises and equipment                                            (1,677,000)       (197,000)
               Net Cash Used by Investing Activities                              (11,775,000)    (29,692,000)

FINANCING ACTIVITIES:

Net increase in deposits                                                           18,659,000      29,182,000
Net increase in borrowings to support real estate loans held for sale                 849,000              --
Proceeds from issuance of common stock                                                591,000         415,000
Cash paid in lieu of fractional shares                                                    --           (7,000)
               Net Cash Provided(Used) by Financing Activities                     20,099,000      29,590,000


CASH AND CASH EQUIVALENTS:

Increase(decrease)in cash and cash equivalents                                     10,470,000       1,869,000
Cash and cash equivalents at beginning of year                                     16,680,000      22,143,000
     Cash and Cash Equivalents at period end                                      $27,150,000     $24,012,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                      $3,162,000      $4,895,000

Income Taxes Paid                                                                  $2,258,000      $2,228,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 1998, and September 30, 1999
                                                                                               Accumulated
                                                                                                 other
                                                            Number       Common     Retained Comprehensive          Comprehensive
                                                         of Shares        Stock     Earnings    Income          Total      Income
Balance, January 1, 1998                                    1,233,051  $18,603,000   $706,000  $139,000   $19,448,000

Net Income for 1998                                               --           --   4,228,000       --      4,228,000   4,228,000
Other Comprehensive Income, net of tax
    liability of $134,000                                         --           --         --    196,000       196,000     196,000
Comprehensive Income                                              --           --         --        --            --   $4,424,000
Two for one Stock Split                                     1,248,832          --         --        --
Stock Options Exercised at $3.50 to $5.59 per share            15,741       57,000        --        --         57,000
Common Stock Issued and sold to the
    Defined Contribution Plan at $24.06 per share              16,527      398,000        --        --        398,000
Repurchase and retirement of shares by the
    Corporation at $18.25 to $19.00 per share                  (3,000)     (56,000        --        --        (56,000)
Adjustment for tax benefit resulting from the exercises
  of incentive stock options.                                     --           --      72,000       --         72,000

Balance, December 31, 1998                                  2,511,151   19,002,000  5,006,000   335,000    24,343,000

Net Income as of September 30, 1999                               --           --   3,580,000       --      3,580,000   3,580,000
Other Comprehensive Income(Loss), net of tax
    benefit of $140,000                                           --           --         --   (563,000)     (563,000)   (563,000)
Comprehensive Income                                              --           --         --        --            --   $3,017,000
Common Stock Issued and sold to the
    Defined Contribution Plan                                  18,966      391,000        --        --        391,000
Stock Options Exercised at $3.10 per share                     64,420      200,000        --        --        200,000

Balance, September 30, 1999                                 2,594,537  $19,593,000 $8,586,000 ($228,000)  $27,951,000

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	CONSOLIDATED FINANCIAL STATEMENTS

	In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999 and the results of operations for the nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

	Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's 1998 annual report on Form 10-K.
 The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

	Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.


2.	INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


	The amortized cost and approximate market value of investment securities at September 30, 1999 are as follows:

                                                      Gross
                                 Amortized       Unrealized        Market
                                      Cost       Gain/(Loss)        Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $11,756,000      $ (53,000)     $11,703,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions           $11,378,000       $(31,000)     $11,347,000
U.S. Treasury Securities       12,065,000         (9,000)      12,056,000
U.S. Government Agencies       26,863,000       (200,000)      26,663,000
U.S. Government Agencies
Preferred Stock                 1,652,000        (19,000)       1,633,000
Corporate Securities            5,581,000       (109,000)       5,472,000
Total Available-for-sale      $57,539,000      $(368,000)     $57,171,000

	The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 1999.


                           Held-to-Maturity          Available-for-Sale

                            Amortized       Market     Amortized
Market
                                 Cost        Value          Cost
Value

Within one year	     $ 1,672,000  $1,686,000  $10,353,000	$10,355,000
After one but within
   five years	     $ 5,704,000  $5,692,000  $40,424,000	$40,136,000
Over five years	     $ 4,380,000  $4,325,000  $ 6,762,000	$ 6,680,000
Total                $11,756,000 $11,703,000  $57,539,000       $57,171,000



3.	ALLOWANCE FOR CREDIT LOSSES

                                                For the Nine months Ended
                                                         September 30,
                                                      1999           1998

Allowance for credit losses at
   beginning of period                          $3,919,000     $2,936,000
Chargeoffs                                         (43,000)       (81,000)
Recoveries                                          90,000        258,000
Net (recoveries)/chargeoffs                        (47,000)      (177,000)

Provisions                                         450,000        600,000
Allowance for credit losses at
   end of period                                $4,416,000     $3,713,000

Ratio of allowance for credit
   losses to loans                                   2.36           2.29%


4.	COMPREHENSIVE INCOME

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

The Corporation's comprehensive income for the period is reflected in the following table:

                     For the Nine months    For the Three months
                      Ended September 30,     Ended September 30,
                             1999          1998             1999          1998

Net Income             $3,580,000    $3,054,000       $1,218,000    $1,114,000

Other Comprehensive
Income, net of tax:
Adjustment for available-
for-sale securities      (563,000)      536,000          (16,000)      463,000

Total Comprehensive
  Income               $3,017,000    $3,590,000       $1,202,000    $1,577,000


5.	 FASB 131 DISCLOSURE

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

Summarized financial information for the period ending September 30, 1999, and 1998 concerning the Corporation's reportable segments is shown in the following table.

For the Nine months,       Community     Mortgage
Ended 09/30/1999             Banking     Services   Adjustments          Total

Total Interest Income   $ 17,979,000      $40,000                 $ 18,019,000
Commissions Received                   $2,477,000                    2,477,000
Total Interest Expense     4,816,000       43,000                    4,859,000
Salaries & Benefits        5,053,000                                 5,053,000
Commissions Paid                        1,708,000                    1,708,000
Segment Profit before Tax  5,562,000      633,000    ($342,000)      5,853,000
Total Assets            $287,033,000   $1,323,000    ($441,000)   $287,915,000


For the Nine months,       Community     Mortgage
Ended 09/30/1998             Banking     Services   Adjustments          Total

Total Interest Income   $ 16,190,000                              $ 16,190,000
Commissions Received                   $2,605,000                    2,605,000
Total Interest Expense     5,107,000                                 5,107,000
Salaries & Benefits        3,918,000                                 3,918,000
Commissions Paid                        1,489,000                    1,489,000
Segment Profit before Tax  4,670,000      832,000     ($489,000)     5,013,000
Total Assets            $263,070,000     $280,000     ($166,000)  $263,184,000


For the Three Months,      Community     Mortgage
Ended 09/30/1999             Banking     Services   Adjustments          Total

Total Interest Income   $  6,279,000   $   15,000                 $  6,294,000
Commissions Received                     $606,000                      606,000
Total Interest Expense     1,667,000       13,000                    1,680,000
Salaries & Benefits        1,776,000                                 1,776,000
Commissions Paid                          440,000                      440,000
Segment Profit before Tax  1,940,000      118,000     ($ 61,000)     1,997,000
Total Assets            $287,033,000   $1,323,000     ($441,000)  $287,915,000


For the Three Months,      Community     Mortgage
Ended 09/30/1998             Banking     Services   Adjustments        Total

Total Interest Income   $  5,785,000                                $5,785,000
Commissions Received                   $1,030,000                    1,030,000
Total Interest Expense     1,847,000                                 1,847,000
Salaries & Benefits        1,339,000                                 1,339,000
Commissions Paid                          606,000                      606,000
Segment Profit before Tax  1,758,000      300,000      ($207,000)    1,851,000
Total Assets            $263,070,000     $280,000      ($166,000) $263,184,000

6.	SFAS No. 133

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after September 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning September 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Corporation's election, before January 1, 1998).

The Corporation has no derivative or hedged instruments and therefore the implementation of this statement is not expected to have a material impact on the Corporation's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


General

Total assets of the Corporation at September 30, 1999 of $287,915,000 have increased $24,731,000 or 9% as compared to September 30, 1998. Total loans of $187,393,000 have increased $25,343,000 or 16%, and total deposits of $256,799,000 have increased $20,145,000 or 8%. Since year-end 1998 the
Corporation's assets have increased 9%, loans have remained relatively constant and deposits increased 8%.

The Corporation's loan-to-deposit ratio as of September 30, 1999 was 73% and was 68% as of September 30, 1998.

Other short-term investments are investments in a mutual fund operated by Federated Funds Investments and comprised of short-term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but carry a slightly higher yield.

The Corporation's mortgage brokerage subsidiary (BWC Mortgage Services) was a positive contributor to the income growth of the Corporation, both this year and last year.


Net Income

Net income for the first nine months in 1999 of $3,580,000 was $526,000 greater than the first nine months in 1998. This represented a return on average assets during this period of 1.73% and a return on average equity of 18.25%. The return on average assets during the first nine months of 1998 was 1.68%, and the return on average equity was 19.21%.

Net income for the three months ending September 30, 1999, of $1,218,000 was $104,000 over the comparable period in 1998. The return on average assets during the third quarter was 1.69%, and the return on average equity was 17.87%. The return on average assets during the third quarter of 1998 was 1.70%, and the return on average equity was 18.69%.

Earning assets averaged $260,476,000 during the nine months ended September 30, 1999, as compared to $228,337,000 for the comparable period in 1998. Earning assets averaged $271,613,000 during the third quarter of 1999 as compared to $248,762,000 during the third quarter of 1998.

Diluted earnings per average common share were $1.20 for the first nine months of 1999 as compared to $1.05 for the first nine months of 1998. For the third quarter of 1999, diluted earnings per average common share were $0.41 as compared to $0.38 for the third quarter of 1998.


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

Net interest income during the first nine months of 1999 was $13,160,000 or $2,077,000 greater than the comparable period in 1998. Of this increase, 108% was due to increases in the volume of loans outstanding during the 1999 period as compared to the 1998 period offset by an 8% reduction, which was related to rate changes. Net interest income during the third quarter of 1999 was $676,000 greater than the comparable quarter in 1998. Similar volume and rate conditions existed for the third quarter of 1999 as for the nine months results.


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

The ratio of the allowance for credit losses to total loans as of September 30, 1999 was 2.36% as compared to 2.29% for the period ending September 30, 1998. Industry standards for this ratio are generally averaging between 1.5% to 2.0%. The Corporation's ratios for both periods are considered adequate to provide for potential future losses.

The Corporation performs a quarterly analysis of the adequacy of its reserve for loan losses. As of September 30, 1999 it had $2,786,000 in allocated reserves and $1,630,000 in unallocated reserves. The Corporation's management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank's loan portfolio and the new credit products that have been introduced. In the past few years, the Bank has opened an Asset-Based Lending Department, a Leasing Department and a Small Business Association lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with the new products, coupled with the Bank's traditionally strong construction concentration, fully support a strong reserve position.

The Corporation had net recoveries of $47,000 during the first nine months of 1999 as compared to net recoveries of $177,000 during the comparable period in 1998.

The following table provides information on past-due and nonaccrual loans:

                                             For the Nine Months Ended
                                                   September 30,

                                              1999                1998
Loans Past Due 90 Days or More          $    6,000          $    2,000
Nonaccrual Loans                           422,000              31,000
Total                                   $  428,000          $   33,000


As of September 30, 1999 and 1998, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 1999 remains uncollected. Interest foregone on nonaccrual loans was approximately $26,000 and $1,000 as of September 30, 1999 and 1998, respectively.

Noninterest Income

Noninterest income during the first nine months of 1999 was $587,000 greater than during the comparable period of 1998. The increase in 1999 was reflected in most categories including the Corporation's brokerage subsidiary, BWC Mortgage Services, which reflected an increase of $298,000 over the comparable period in 1998.

Service charge income reflected a modest decrease of $11,000 from the comparable period in 1998, whereas fees reflected an increase of $117,000 and other income increased $188,000.

The gains on securities available-for-sale, which were called or sold, were $5,000 less than during the comparable period in 1998.

During the third quarter of 1999 noninterest income was $208,000 less than during the comparable quarter of 1998. The cause of the decrease is attributed to a decrease of $314,000 in other income generated from the Corporation's brokerage subsidiary, BWC Mortgage Services. Economic conditions during the third quarter of 1998 were ideal for mortgage activity. Increasing interest rates and a reduction in mortgage activity are the primary cause of the reduction in these fees.

Fees from service charges on deposit accounts were down a modest $3,000, and income from fees and other income reflect an increase of $112,000 from the comparable quarter of 1998. There were no security gains or losses in the third quarter of 1999. There was a $3,000 gain in the third quarter of 1998.


Noninterest Expense

Noninterest expense during the first nine months of 1999 was $2,073,000 greater than during the comparable period in 1998. The increase in 1999 was reflected in increases in most categories, including the Corporation's brokerage subsidiary, BWC Mortgage Services, which reflected an increase of $492,000 over the comparable period in 1998. The increase in BWC Mortgage Services noninterest expense is related to the growth of this subsidiary and the start-up expenses of a mortgage banking operation, which deals in pre-sold mortgages.

Salaries and related benefits were $1,135,000 greater during the first nine months of 1999 as compared to 1998. This increase is related to general merit increases, performance bonuses and growth of operations. Staff averaged 100.0 full-time equivalent (FTE) persons during the first nine months of 1999 as compared to 86.5 FTE in 1998. Occupancy expense increased $56,000 over the comparable period in 1998 due to the opening of the Bank's new Livermore office in November 1998 and the purchase of new facilities for this office in September 1999, as well as increases in other leaseholds which are due to CPI and operating increases. Total furniture and equipment expense decreased a modest $2,000 as compared to the 1998 period. Other expense reflects an increase of $392,000 between the respective periods and is related to the Corporation's growth and expanded activities.

During the third quarter of 1999 the Corporation's noninterest expense increased $490,000 over the comparable quarter of 1998. The same reasons that were applicable for the first nine months apply to the third quarter results.

Other Real Estate Owned

As of September 30, 1999 the Corporation had no other-real-estate-owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.


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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 1999 and 1998. The FDIC has also adopted a leverage ratio requirement.
 This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of September 30, 1999, December 31, 1998, and September 30, 1998.

Risk-based capital ratios:                   Capital Ratios
                                                                    Minimum
                   September 30   December 31    September 30    Regulatory
                           1999          1998            1998  Requirements
   Tier 1 capital        12.49%        11.75%          12.06%        4.00%
   Total capital         13.74%        13.01%          13.32%        8.00%
   Leverage ratio         9.76%         8.72%           9.75%        3.00%


Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 33% of total assets at September 30, 1999 and 37% at September 30, 1998. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000.


Interest-Rate Risk Management

Movement in interest rates can create fluctuations in the Corporation's income and economic value, due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest-rate risk, which are actively measured and managed, include: re-pricing risk and the risk of non-parallel shifts in the yield curve. Interest-rate risk exposure is actively managed with the goal of minimizing the impact of interest-rate volatility on current earnings and on the market value of equity.

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

The Corporation's interest-rate risk as of September 30, 1999 was consistent with the interest-rate exposure presented in the Corporation's 1998 annual report and was within the Corporation's risk policy range.


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

Project Management: The Corporation assigned primary responsibility for year 2000 project management to its Chief Financial Officer. The Corporation also formed a year 2000 Compliance Committee in July 1997, consisting of appropriate representatives from its critical operational and data processing areas, to assist the Chief Financial Officer in implementing the Y2K Plan. The committee and other personnel within the Corporation have been actively addressing Y2K issues and concerns since the committee's formation. In addition, the Corporation provides monthly reports to its Board of Directors in order to assist them in overseeing the Corporation's year 2000 readiness.

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

Renovation and Implementation: This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Corporation will test them for year 2000 compliance. At this time there are no mission-critical systems that remain unimplemented or untested. During the third quarter of 1999 a new teller system and telephone banking system have been installed in the Bank and, in the Corporation's mortgage brokerage subsidiary, corrections have been made to a documentation software system. These efforts completed the Corporation's projects for replacing all non-compliant systems prior to September 30, 1999.

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

Item                                       1997        1998        1999

ATM Machines                            $54,000                  $6,000

Expanded disk space on
   mainframe for Y2K testing                         $3,000
Documentation tracking software                      $8,000
Customer profitability software                     $18,000

Teller-line system (hardware & software)                        $125,000
Installation of a gas powered generator                          $55,000
Voice response system                                            $40,000
Preparation of Y2K Business Resumption Contingency Plans         $10,000
Re-write of BWC Mortgage Services software                        $6,700


Personnel expenses have not been impacted as a result of Y2K activities. Priorities have been adjusted to provide the time necessary for existing personnel to deal with the year 2000 challenges.

Note: The Corporation did incur some additional costs to comply with requirements of its regulatory agencies related to year 2000 issues. These costs have not exceeded $20,000 at this time, and have been included in the table above.

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


The Corporation's Contingency Plans:

The Corporation has completed the development of a contingency plan related to year 2000 issues, including cash reserves, liquidity, and operational issues. Additions to the plan may be made as events unfold in 1999. Management believes that all of the Corporation's systems and hardware will be year 2000 ready. The Corporation also has contracts with two "back-up" sites for disaster recovery, and has installed its own generator to support its data center operations in event of a power failure. As such, the Contingency Plan deals primarily with operational issues for events generally outside of Management's control or ability to test, such as power, water, and telephone failure. Management believes it has taken all reasonable steps and preparations.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of September 30, 1999.  Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                                   3         3-6          12         1-5      Over 5
Repricing within:                             months      months      months       years       years      Totals
ASSETS:
Federal funds sold & Short Term Inv.         $15,954   $      --   $      --   $      --   $      --     $15,954
Investment securities                          5,008       4,527       2,492      45,840      11,060      68,927
Construction & real estate loans              76,078       7,494       2,660           0           0      86,232
Commercial loans                              49,153       4,582       7,575       1,566          --      62,876
Consumer Loans                                30,243         317         504       1,139           0      32,203
Leases                                           676         675       1,200       3,531          --       6,082
Interest-bearing assets                      177,112      17,595      14,431      52,076      11,060     272,274

Savings and Now accounts                     $34,418   $      --   $      --   $      --   $      --     $34,418
Money market accounts                         96,740          --          --          --          --      96,740
Time deposits <$100,000                       12,544       7,117       9,970       1,241          --      30,872
Time deposits >$100,000                        9,846       4,117       3,891         444          --      18,298
Interest-bearing liabilities                 153,548      11,234      13,861       1,685          --     180,328

Rate sensitive gap                           $23,564      $6,361        $570     $50,391     $11,060     $91,946
Cumulative rate sensitive gap                $23,564     $29,925     $30,495     $80,886     $91,946

Cumulative rate sensitive ratio                 1.15        1.18        1.17        1.45        1.51

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






                                           BWC FINANCIAL CORP.
                                              (Registrant)




October 27, 1999                                    James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                        Chairman and Chief Executive Officer





October 27, 1999                                     Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                 CFO and Corp. Secretary