Form 10-K
period 1999-12-31
BWC FINANCIAL CORP
filed 2000-03-28
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999, Commission file number 0-10658
                            BWC FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

               California                                      94-2621001
     (State of other jurisdiction of                     (I.R.S. Employee
     incorporation or organization)                    Identification No.)

	1400 Civic Drive, Walnut Creek, California  94596
            (Address of principal executive offices)

Registrant's telephone number, including area code: 925-932-5353

      Securities registered pursuant to Section 12(b) of the Act:  NONE

      Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, no par value
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2000: $40,373,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2000.

Title of Class:  Common Stock, no par value   Shares Outstanding: 2,707,853

     Documents Incorporated by Reference*                 Incorporated Into:
     1999 Annual Report to Shareholders                   Part II and IV
     Definitive Proxy Statement for the 2000              Part III
     Annual Meeting of Shareholders to be
     filed by March 24, 2000.

* Only selected portions of the document specified are incorporated by reference into this report, as more particularly described herein.

                             TABLE OF CONTENTS

                                                                    PAGE

PART I

Item  1     Business                                                    3

Item  2     Properties                                                  5

Item  3     Legal Proceedings                                           5

Item  4     Submissions of Matters to a Vote of Shareholders		5


PART II

Item  5     Market for the Registrant's Common Stock and
Related Shareholder Matters						6

Item  6     Selected Financial Data                                     6

Item  7     Management's Discussion and Analysis of
Financial Condition and Results of Operations                      7 - 14

Item  8     Financial Statements and Supplementary Data                15

Item  9	Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    15

PART III

Item 10     Directors and Executive Officers of
the Registrant                                                         16

Item 11     Executive Compensation                                     16

Item 12     Security Ownership of Certain Beneficial
Owners and Management                                                  16

Item 13     Certain Relationships and Related Transactions             16


PART IV

Item 13     Exhibits, Financial Statement Schedules and
Reports on Form 8-K                                                    16

Signatures                                                             17

Index to Exhibits                                                      18

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

The Bank offers a full range of commercial banking services, emphasizing the banking needs of individuals and the business and professional community in Walnut Creek, California and surrounding areas of Contra Costa County. The Bank accepts checking and savings deposits, makes construction loans, mortgage real estate loans, commercial loans, SBA loans, leases, and installment loans, and offers safe deposit services, including oversize boxes for short-term storage. It sells travelers checks, issues drafts, and offers other customary banking services.

The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. The Bank also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at all bank locations, 24 hours a day, and are part of the EDS and Cirrus networks with ATM access at locations throughout the United States and Canada. The Bank offers its clients 24-hour telephone access to their accounts through a system called Telebanc, and PC banking access through a system called PCBanc.

The Bank operates an SBA (Small Business Administration) lending department, and also has a "Business Credit" department which provides asset-based (factoring)loans with assignment of receivables. Both of these areas of the Bank add to the Corporation's range of services to its clients.

The Corporation also operates, through its subsidiary, BWC Real Estate, a joint venture brokerage service called "BWC Mortgage Services". This brokerage division not only provides long-term mortgage placement services for the Bank's construction loan clients but for non-clients seeking long-term mortgage financing. The long-term financing is placed through the most competitive mortgage investors available in the market.

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

Among the advantages of major banks are their abilities to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank, and to have substantially higher legal lending limits due to their greater capitalizations. In addition to major banks, some of the nation's largest savings and loan associations are located in California and compete for mortgage business along with smaller savings and loan associations.

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

Employees

At December 31, 1999, The Bank employed 110 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary, BWC Real Estate. There are 31 persons employed by the joint venture, BWC Mortgage Services, either directly or as independent contractors.

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

The regulations of those state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including, but not limited to, requiring the maintenance of noninterest-bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends, regulating bank expansion and bank activities, including real estate development activities and determining characteristics of certain deposit accounts.


ITEM 2.  PROPERTIES

The principal office of the Bank is located at 1400 Civic Drive, in the financial district of downtown Walnut Creek. The Bank opened for business on December 12, 1980 and its premises are located in a modern building of which the Bank has leased approximately 11,917 square feet.

BWC Financial Corp. shares common quarters with The Bank in its principal office.

On September 24, 1982, a branch office was opened at 224 Brookwood Road, Orinda, California, serving the Orinda area. The premises are located in a new facility which was constructed on this site in 1994 with 2,186 square feet of office space.

On November 12, 1985, a branch office was opened at 3130 Crow Canyon Place, San Ramon, California, serving the San Ramon area. The premises are located in a modern building of which the Bank has leased approximately 3,375 square feet of office space.

On June 8, 1990, a branch office was opened at 424 Hartz Avenue, Danville, California, serving the Danville area. The premises are located in a modern building containing 2,263 square feet of office space.

On April 15, 1994 a branch office was opened at 249 Main Street,
Pleasanton, California serving the Pleasanton area. The premises are located in a single building containing 3,880 square feet of office space.

On June 15, 1996 a branch office was opened at 4030 Clipper Court, Fremont, California, serving the Fremont area. The premises are located in an office park where the Bank leased 2,240 square feet of office space. A full service charter was approved; however, at this time the facility is being used for the development of loans to the surrounding business community.

On November 9, 1998 a branch office was opened in Livermore, California, in temporary quarters. On November 15, 1999 the office was relocated into permanent quarters, owned by the Bank, located at 211 South J Street, Livermore, California. The premises are located in a single, modern building containing 2,100 square feet of office space.


ITEM 3.  LEGAL PROCEEDINGS

At this time there are no pending or threatened legal proceedings to which the Corporation is a party or to which any of the Corporation's properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Approve of the BWC Financial Corp. 2000 Stock Option Plan which provides for both incentive stock options and non-qualified stock options.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption "Common Stock Prices" on page 34 of the Corporation's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Operations" on page 30 of the Corporation's 1999 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see
"Management's Discussion and Analysis of Operations" at pages 30 through 35 of the 1999 Annual
Report to Shareholders which is incorporated herein by reference.  The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 1999 Annual Report to Shareholders which is incorporated herein by reference.

The following is an analysis of net interest earnings for the years ended December 31.


EARNING ASSETS                                          1999                                          1998
                                                    Interest         Rates                        Interest         Rates
                                     Average         Income/        Earned/          Average       Income/        Earned/
                                     Balance         Expense        Paid(1)          Balance       Expense        Paid(1)

Federal Funds Sold              $  9,639,000    $   483,000          5.01%      $  7,825,000   $   421,383          5.39%
Other Short-Term
  Investments                      3,073,000        148,000          4.82          4,075,000       218,448          5.36
Investment Securities:
  U.S. Treasury Securities        10,655,000        604,000          5.67         10,617,000       636,752          6.00
  Securities of U.S.
    Government Agencies           22,847,000      1,382,000          6.05         21,919,000     1,333,073          6.08
  Obligations of States &
    Political Subdivisions(2)     23,219,000      1,217,000          6.47         21,968,000     1,180,327          6.55
  Other Securities                 4,640,000        276,000          5.95            910,000        51,987          5.71
Loans (3) (4) (5)                191,249,000     20,674,000         10.81        166,697,000    18,020,067         10.81


TOTAL EARNING ASSETS            $265,322,000    $24,784,000          9.45%      $234,011,000   $21,862,037          9.45%

NONEARNING ASSETS                 19,425,000                                      14,105,000

TOTAL                           $284,747,000                                    $248,116,000



ITEM 7. (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY                  1999                                            1998
                                                  Interest           Rates                        Interest          Rates
                                     Average       Income/         Earned/           Average       Income/        Earned/
                                     Balance       Expense         Paid(1)           Balance       Expense        Paid(1)
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts     $ 36,517,000    $   538,000          1.47%       $ 32,522,000   $   535,732         1.65%
   Money Market Accounts          85,923,000      3,408,000          3.97          61,706,000     2,466,753         4.00
   Time Deposits                  55,288,000      2,602,000          4.71          70,534,000     3,767,981         5.34
TOTAL                            177,728,000      6,548,000          3.68         164,762,000     6,770,466         4.11

Federal Funds Purchased              162,000          8,000          4.89              85,000         3,792         4.46
Other Borrowed Funds                 849,000         69,000          8.13                   -             -            -
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS     $178,739,000    $ 6,625,000          3.69%       $164,847,000   $ 6,774,258         4.11

NONINTEREST-BEARING DEPOSITS      76,634,000              -                        59,098,000             -

OTHER LIABILITIES                  2,621,000              -                         2,248,000             -

SHAREHOLDERS' EQUITY              26,753,000              -                        21,923,000             -

TOTAL                           $284,747,000                                     $248,116,000



NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                    $18,159,000          6.97%        $15,087,779                       6.56%


(1)   Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.

(2)   Amounts calculated on a fully tax-equivalent basis where appropriate (1999 and 1998
        Federal Statutory Rate was 34%).

(3)   Nonaccrual loans of $38,000 and $2,176,000 as of December 31, 1999 and 1998 have been included in the average loan balance.  Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

(4)   Average loans are net of average deferred loan origination fees of $982,000 and $859,000 in 1999 and 1998, respectively.

(5)   Loan interest income includes loan origination fees of $1,850,000 and $1,657,000 in 1999 and 1998, respectively.

Change in Interest and Expense
Due to Volume Change and Rate Change


The following table provides pertinent information about interest income and expense between the years 1999 and 1998, and between the years 1998 and 1997. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 1999 total interest income increased $2,922,000 over 1998. Of this increase, 115% was related to the increase in the volume of average earning assets in 1999 as compared to 1998 and -15% was related to interest rates. During 1999 total interest expense decreased $149,000 from 1998. Based on volume changes alone, interest expense would have increased $315,000. Due to decreases in interest rates paid for funds, interest expense based on rates alone decreased $464,000.
Based on the above factors affecting interest income and interest expense, net interest income increased $3,071,000 during 1999 as compared to 1998.

During 1998 total interest income increased $3,546,000 over 1997. Of this increase, 95% was related to the increase in the volume of average earning assets in 1998 as compared to 1997, and 5% was related to interest rates. During 1998 total interest expense increased $1,004,000 over 1997. Of this increase, 105% was due to the growth in interest-bearing deposits between the respective periods, and -5% was due to lower interest rates.
Based on the above factors affecting interest income and interest expense, net interest income increased $2,542,000 during 1998 as compared to 1997.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES

                                             1999 over 1998                              1998 over 1997
                                       Volume      Rate       Total             Volume       Rate        Total
Increases (Decreases)
  in Interest Income
Federal Funds Sold              $    94,000  $  (33,000)  $   61,000        $    52,000   $(14,000)  $    38,000
Other Short-Term Investments        (51,000)    (19,000)     (70,000)           173,000     (2,000)      171,000
Investment Securities:
  U.S. Treasury Securities            2,000     (35,000)     (33,000)           102,000    (14,000)       88,000
  Secutities of U.S.
    Government Agencies              56,000      (7,000)      49,000            834,000    (63,000)      771,000
  Obligations of State and
     Political Subdivisions (1)      54,000     (17,000)      37,000            551,000    (38,000)      513,000
  Corporate Debit Securities        217,000       6,000      223,000             26,000     26,000        52,000
Loans                             2,988,000    (333,000)   2,655,000          1,615,000    298,000     1,913,000

    Total Increase (Decrease)   $ 3,360,000  $ (438,000)  $2,922,000        $ 3,353,000   $193,000   $ 3,546,000


Increase (Decrease) in Interest Expense

Deposits:
  Savings and NOW Accounts      $    62,000  $  (60,000)  $    2,000        $   102,000   $ (3,000)  $    99,000
  Money Market Accounts             964,000     (20,000)     944,000            919,000    138,000     1,057,000
  Time Deposits                    (750,000)   (418,000)  (1,168,000)            32,000   (184,000)     (152,000)
Federal Funds Purchased               4,000           -        4,000              1,000     (1,000)            -
Other Borrowed Funds                 35,000      34,000       69,000             69,000     69,000       138,000

    Total Increase (Decrease)   $   315,000  $ (464,000)  $ (149,000)       $ 1,054,000   $(50,000)  $ 1,004,000

Increase (Decrease) on
   Net Interest Income          $ 3,045,000  $   26,000   $3,071,000        $ 2,299,000   $243,000   $ 2,542,000

(1)  Amounts calculated on a fully taxable equivalent basis where appropriate.

INVESTMENT SECURITIES

Information regarding the book value of investment securities as of December 31, 1999 and 1998 is set forth in Note 2 on Page 14 of the Corporation's 1999 Annual Report to Shareholders and is
incorporated herein by reference.


The following table is a summary of the relative maturities and yields on the Bank's investment securities as of December 31, 1999.  Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, and by book values of the related securities.

                                                                 Maturing
                                                          After One But Within
                                    Within One Year             Five Years             Over Five Years                Total
                                    Amount   Yield          Amount     Yield          Amount      Yield          Amount    Yield
U.S. Treasury Securities       $ 5,990,000    5.30%    $ 2,003,000      5.22%    $         -         --     $ 7,993,000     5.28%
Obligations of U.S.
  Government Agencies            2,996,000    5.90      20,650,000      6.16       3,931,000       7.57      27,577,000     6.33
Obligations of State and
   Political Subdivisions:
      Tax-exempt*                2,257,000    6.36       6,234,000      6.16       3,248,000       6.35      11,739,000     6.25

      Taxable                      665,000    5.81       9,926,000      6.18         631,000       7.44      11,222,000     6.23
Other Securities                         -       -       4,439,000      6.30       2,486,000       7.57       6,925,000     6.76

          TOTAL                $11,908,000    5.68%    $43,252,000      6.14%    $10,296,000       7.18%    $65,456,000     6.22%

*  Interest is exempt from federal income taxes.

LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 1999 and 1998
is set forth in Note 3 on page 15 of the Corporation's 1999 Annual Report to Shareholders and
is incorporated herein by reference.

Maturity Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution and interest rate sensitivity of loans of the Corporation on December 31, 1999.

                                                             LOANS WITH A MATURITY OF
                                          One Year              One to         After Five
                                           or Less          Five Years              Years               Total
Real Estate Construction             $  78,158,000                  --                 --       $  78,158,000
Commercial                              42,361,000        $ 16,488,000       $ 18,540,000          77,389,000
Installment                              2,495,000           6,307,000         25,325,000          34,127,000
Real Estate Mortgages                    1,747,000           8,446,000         14,092,000          24,285,000

     TOTAL                           $ 124,761,000        $ 31,241,000       $ 57,957,000       $ 213,959,000



Loans with Fixed Interest Rates      $   1,360,000        $  3,107,000       $  1,323,000       $   5,790,000
Loans with Floating Interest Rates     208,169,000                   -                  -         208,169,000

     TOTAL                           $ 209,529,000        $  3,107,000       $  1,323,000       $ 213,959,000


ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended December 31, 1999, 1998 and 1997 is set forth in Note 4 on page 16 of the
Corporation's 1999 Annual Report to Shareholders and is incorporated herein by reference.

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

                                        1999                                 1998
                              Allocation    Loans As A              Allocation    Loans As A
                            of Allowance    Percent Of            of Allowance    Percent Of
                                 Balance    Total Loans                Balance    Total Loans
Type of Loan
Real Estate Construction      $1,134,000      36.53%                $  952,000      36.93%

Commercial                     2,078,000      36.17                  1,113,000      34.37

Installment                      291,000      15.95                    333,000      17.18

Real Estate Mortgages             61,000      11.35                     55,000      11.52

Unallocated                      902,000         --                  1,466,000         --

     TOTAL                    $4,466,000     100.00%                $3,919,000     100.00%

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

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.

                                                   For the Year Ended
                                                       December 31,
                                          1999                            1998
                                  Average                         Average
                                  Balance     Rates               Balance      Rates

Noninterest-Bearing Demand    $ 76,634,000       --          $ 60,439,000         --
Savings and NOW Accounts        36,517,000     1.47%           32,522,000       1.65%
Money Market Accounts           85,923,000     3.97            61,706,000       4.00
Time Deposits                   55,287,000     4.71            70,534,000       5.34
    Total Deposits            $254,361,000     2.58%         $225,201,000       3.01%


FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.
                                         Year Ended December 31,
                                         1999              1998
Return on average assets                 1.70%             1.70%
Return on average shareholders' equity  17.93%            19.29%
Cash dividend payout ratio               0.00%             0.00%
Average shareholders' equity as % of:
  Average total assets                   9.49%             8.84%
  Average total deposits                10.52%             9.73%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 8 through 28 of the Corporation's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	    AND FINANCIAL DISCLOSURE

None

                               PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 20, 2000.


                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)	Documents Filed as Part of this Report

	1.  Financial Statements

	The consolidated financial statements of BWC Financial Corp. and its subsidiary listed below, and appearing at the indicated page number in BWC's 1999 Annual Report to Shareholders, are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES                              Page Number*

Independent Public Accountants' Report for the years
   ended December 31, 1999 and 1998 is filed herewith                  29

Consolidated Balance Sheets as of December 31, 1999 and 1998            8

Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997                                        9

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1999, 1998 and 1997                           10

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997                                       11

Notes to Consolidated Financial Statements                        12 - 28

	2.  Financial Statement Schedules

	All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)	Reports on Form 8-K

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 1999.

(C)	Exhibits Filed:

See Index to Exhibits at page 16 of this Form 10-K.

*Refers to page number in the 1999 Annual Report to Shareholders.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BWC FINANCIAL CORP.

                            Leland E. Wines

                                  By
                            Leland E. Wines
            Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature               Title                               Date


James L. Ryan                                           March 28, 2000
                       	Chairman of the Board          ________________
James L. Ryan                 and Director


                                                        March 28, 2000
Leland E. Wines         Executive Vice President and   ________________
                        Chief Financial Officer

                                                        March 28, 2000
Tom Mantor              Director                       ________________


                                                        March 28, 2000
Richard G. Hill         Director                       ________________


Reynold C. Johnson III                                  March 28, 2000
                       	Director                       ________________


Craig Lazzareschi                                       March 28, 2000
                       	Director                       ________________


John F. Nohr                                             March 28, 2000
                       	Director                       ________________


John L. Winther                                          March 28, 2000
                       	Director                       ________________

                             INDEX TO EXHIBITS



                EXHIBIT                                    EXHIBIT NUMBER


Articles of Incorporation and Amendments              Refer to 10K filing
                                                      of March 1994.

By-Laws                                               Refer to 10K filing
                                                      of March 1994.

1999 Annual Report to Shareholders                                   13.1

Consents of Independent Public Accountants:

        Arthur Andersen LLP Consent dated February 18, 2000          24.1

Report of Independent Public Accountants:

        Arthur Andersen LLP Report dated February 18, 2000           25.1

                             ARTHUR ANDERSEN LLP




                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K and the previously filed registration statement of BWC Financial Corp. on Form S-8 (File No. 33-22290) of our report dated February 18, 2000, in BWC Financial Corp.'s 1999 Annual Report. It should be noted that we have not audited any financial statements of BWC Financial Corp. subsequent to December 31, 1999, or performed any audit procedures subsequent to the date of our report.


Arthur Andersen LLP


San Francisco, California
March 21, 2000



Exhibit 24.1

                                  ARTHUR ANDERSEN LLP


                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and
Board of Directors of
BWC Financial Corp.:

We have audited the accompanying consolidated balance sheets of BWC Financial Corp. (a California corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWC Financial Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP


San Francisco, California
February 18, 2000



Exhibit 25.1