Form 10-Q
period 2000-03-31
BWC FINANCIAL CORP
filed 2000-04-27
CIK 353650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000.

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date. As of March 31, 2000, there were 2,594,537 shares of common stock, no par value outstanding.

                            TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

PAGE


Item 1         Consolidated Balance Sheets                                3

               Consolidated Statements of Income                          4

               Consolidated Statements of Cash Flows                      5

		   Consolidated Statements of Changes in
			Shareholders' Equity                                    6

               Notes to Consolidated Financial Statements              7-11




Item 2         Management's Discussion and Analysis
                   of Results of Operations                           12-16

		   Interest Rate Sensitivity                                 17


PART II - OTHER INFORMATION


Item 1         Legal Proceedings                                         18

Item 2         Changes in Securities                                     18

Item 3         Defaults Upon Senior Securities                           18

Item 4         Submission of Matters to a Vote of
                  Security Holders                                       18

Item 5         Other Materially Important Events                         18

Item 6         Exhibits and Reports on Form 8-K                          18


               Signatures                                                19

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
                                                                                March 31,      December 31,
ASSETS                                                                               2000              1999
                                                                              (Unaudited)
Cash and Due From Banks                                                     $  18,869,000     $  12,593,000
Federal Funds Sold                                                             10,462,000                --
Other Short Term Investments                                                    1,340,000            25,000
                    Total Cash and Cash Equivalents                            30,671,000        12,618,000

Investment Securities:
     Available for Sale                                                        51,444,000        53,717,000
     Held to Maturity (approximate fair value of
        $11,029,000 in 2000 and $11,595,000 in 1999)                           11,213,000        11,739,000
Loans, Net of Allowance for Credit Losses of $4,665,000
     in 2000 and $4,466,000 in 1999                                           216,860,000       209,493,000
Real Estate Loans Held for Sale                                                   301,000           480,000
Bank Premises and Equipment, Net                                                3,039,000         2,965,000
Interest Receivable and Other Assets                                            6,519,000         5,719,000
                    Total Assets                                            $ 320,047,000     $ 296,731,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Noninterest-bearing                                                    $  81,791,000     $  76,958,000
      Interest-bearing:
          Money Market Accounts                                                97,083,000        93,439,000
          Savings and NOW Accounts                                             40,105,000        38,059,000
          Time Deposits:
               Under $100,000                                                  35,718,000        29,354,000
               $100,000 or more                                                31,648,000        20,859,000
               Total Interest-bearing                                         204,554,000       181,711,000

                    Total Deposits                                            286,345,000       258,669,000
Federal Funds Purchased                                                               --          5,350,000
BWC Mortgage Services Line-of-Credit                                              301,000           473,000
BWC Mortgage Services Other Borrowed Funds                                          4,000            77,000
Interest Payable and Other Liabilities                                          3,117,000         2,733,000

                    Total Liabilities                                         289,767,000       267,302,000

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding.                                 --                --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,646,291 shares in 2000 and 2,612,786 in 1999.                        19,816,000        20,154,000
Retained Earnings                                                              11,132,000         9,802,000
Capital adjustment on available-for-sale securities                              (668,000)         (527,000)
               Total Shareholders' Equity                                      30,280,000        29,429,000
               Total Liabilities and Shareholders' Equity                   $ 320,047,000     $ 296,731,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.                                                                    For the Three Months
CONSOLIDATED STATEMENTS OF INCOME                                                                                 Ended March 31,
                                                                                     2000              1999
Interest Income
     Loans, Including Fees                                                  $   6,128,000     $   4,852,000
     Investment Securities:
          Taxable                                                                 795,000           651,000
          Non-taxable                                                             127,000           148,000
     Federal Funds Sold                                                            89,000            75,000
     Other Short Term Investments                                                  15,000             8,000
                Total Interest Income                                           7,154,000         5,734,000

Interest Expense
       Deposits                                                                 1,948,000         1,542,000
       Federal Funds Purchased                                                     15,000             5,000
      Other Borrowed Funds                                                         40,000
                 Total Interest Expense                                         2,003,000         1,547,000

Net Interest Income                                                             5,151,000         4,187,000
Provision For Credit Losses                                                       225,000           150,000

Net Interest Income After Provision For Credit Losses                           4,926,000         4,037,000

Noninterest Income
       BWC Mortgage Services - Commissions                                        515,000           903,000
       BWC Mortgage Services - Fees & Other                                       144,000           233,000
       Service Charges on Deposit Accounts                                        197,000           206,000
       Other                                                                      256,000           220,000
       Gains on Security Transactions                                                 --             30,000
                Total Noninterest Income                                        1,112,000         1,592,000

Noninterest Expense
       Salaries and Related Benefits                                            2,025,000         1,655,000
       BWC Mortgage Services - Commissions                                        369,000           525,000
       BWC Mortgage Services - Fees & Other                                       157,000           353,000
       Occupancy                                                                  243,000           214,000
       Furniture and Equipment                                                    169,000           120,000
       Other                                                                    1,006,000           809,000
                Total Noninterest Expense                                       3,969,000         3,676,000
BWC Mortgage Services - Minority Interest                                          10,000           129,000

Income Before Income Taxes                                                      2,059,000         1,824,000
Provision For Income Taxes                                                        729,000           704,000

Net Income                                                                  $   1,330,000     $   1,120,000

Basic Earnings Per Share                                                            $0.50             $0.45
Diluted Earnings Per Share                                                          $0.48             $0.38

Average Basic Shares                                                            2,679,978         2,513,799
Average Diluted Share Equivalents Related to Options                              103,776           441,472
Average Diluted Shares                                                          2,783,754         2,955,271

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     For the Three Months
                                                                                        Ended March 31,
OPERATING ACTIVITIES:                                                                   2000              1999
Net Income                                                                     $   1,330,000     $   1,120,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                      (464,000)         (465,000)
     Provision for credit losses                                                     225,000           150,000
     Depreciation and amortization                                                   122,000            90,000
     Gain of sale of securities available-for-sale                                       --             30,000
     Increase in accrued interest receivable
        and other assets                                                            (799,000)         (214,000)
     Increase in accrued interest payable
        and other liabilities                                                        635,000           842,000
               Net Cash Provided by Operating Activities                           1,049,000         1,553,000

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                  3,389,000         1,117,000
Proceeds  from the sales of available-for-sale
   investment securities                                                           1,000,000         5,991,000
Purchase of investment securities                                                 (1,983,000)       (5,053,000)
Loans originated, net of collections                                              (6,949,000)       (1,782,000)
Purchase of bank premises and equipment                                             (196,000)         (101,000)
               Net CashProvided (Used) by Investing Activities                    (4,739,000)          172,000

FINANCING ACTIVITIES:
Net increase(decrease) in deposits                                                27,676,000         5,658,000
Decrease in Fed Funds Purchased                                                   (5,350,000)               --
Proceeds from issuance of common stock                                               626,000                --
Tax benefit from the exercise of stock options                                       250,000                --
Cash paid for the repurchase of common stock                                      (1,214,000)               --
Increase(decrease) in BWC Mortgage Services borrowings                              (245,000)        1,647,000
               Net Cash Provided(Used) by Financing Activities                    21,743,000         7,305,000

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                             18,053,000         9,030,000
Cash and cash equivalents at beginning of year                                    12,618,000        16,680,000
     Cash and Cash Equivalents at period end                                   $  30,671,000     $  25,710,000

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                  $   1,782,000     $   1,494,000
Income Taxes Paid                                                              $           -     $      20,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 1999, and March 31, 2000
                                                                                    Accumulated
                                                                                        other
                                                Number        Common      Retained  Comprehensive              Comprehensive
                                             of Shares         Stock      Earnings     Income           Total       Income
Balance, January 1, 1999                     2,511,151   $19,002,000    $5,006,000   $335,000   $24,343,000

Net Income as of December 31, 1999                   0             0     4,796,000          0     4,796,000   $4,796,000
Other Comprehensive Income(Loss), net of tax
    benefit of $323,000                              0             0             0   (862,000)     (862,000)    (862,000)
Comprehensive Income                                 0             0             0          0             0    3,934,000
Common stock issued and sold to the
    Defined Contribution Plan                   22,186       466,000             0          0       466,000
Stock options exercised                         79,449       261,000             0          0       261,000
Tax benefit from the exercise of stock optio         0       425,000             0          0       425,000

Balance, December 31, 1999                   2,612,786    20,154,000     9,802,000   (527,000)   29,429,000

Net Income as of March 31, 2000                      0             0     1,330,000          0     1,330,000    1,330,000
Other Comprehensive Income(Loss), net of tax
    benefit of $85,000                               0             0             0   (141,000)     (141,000)    (141,000)
Comprehensive Income                                 0             0             0          0             0   $1,189,000
Stock options exercised at $3.10 to $9.92 pe    83,208       378,000             0          0       378,000
Repurchase and retirement of shares by the
   Corporation at an average of $19.72 per s   (61,562)   (1,214,000)            0          0    (1,214,000)
Common Stock Issued and sold to the
    Defined Contribution Plan at $20.88 per     11,859       248,000             0          0       248,000
Tax benefit from the exercise of stock optio         0       250,000             0          0       250,000

Balance, March 31, 2000                      2,646,291   $19,816,000   $11,132,000  ($668,000)  $30,280,000

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report to Shareholders, which is incorporated by reference in the Company's 1999 annual report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.


2.     INVESTMENT SECURITIES AND OTHER SHORT TERM INVESTMENTS


The amortized cost and approximate market value of investment securities at March 31, 2000 are as follows:

                                                      GROSS
                                 AMORTIZED       UNREALIZED        MARKET
                                      COST       GAIN/(LOSS)        VALUE
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $11,213,000    $  (184,000)     $11,029,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions           $11,353,000    $  (217,000)    $11,136,000
U.S. Treasury Securities	  6,029,000        (56,000)      5,973,000
U.S. Government Agencies	 27,921,000       (445,000)     27,476,000
U.S. Government Agencies
Preferred Stock                 1,650,000       (195,000)      1,455,000
Corporate Securities            5,567,000	      (163,000)      5,404,000
Total Available-for-sale      $52,520,000	   $(1,076,000)    $51,444,000

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2000.


                           HELD-TO-MATURITY          AVAILABLE-FOR-SALE

                         Amortized      Market    Amortized      Market
                              Cost       Value         Cost       Value

Within one year	     $ 1,749,000  $1,859,000  $ 9,620,000	$ 9,577,000
After one but within
   five years            6,219,000   6,017,000   36,090,000	 35,383,000
Over five years          3,245,000   3,153,000    6,810,000	  6,484,000
Total                  $11,213,000 $11,029,000  $52,520,000	$51,444,000



3.     ALLOWANCE FOR CREDIT LOSSES

                                                For the Three months Ended
                                                         March 31,
                                                      2000           1999_

Allowance for credit losses at
   beginning of period                        $4,466,000       $3,919,000
Chargeoffs                                       (47,000)         (39,000)
Recoveries                                        21,000            9,000
Net (chargeoffs)/recoveries                      (26,000)	      (30,000)

Provisions                                       225,000          150,000
Allowance for credit losses at
   end of period                              $4,665,000       $4,039,000

Ratio of allowance for credit
   losses to loans                                  2.11%            2.15%




4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

The Corporation's comprehensive income for the period is reflected in the following table:

                             For the          For the
                             Three months     Three months
                             Ended March 31,  Ended March 31,
	    2000	    1999
 Net Income	  $1,330,000	$1,120,000
 Other Comprehensive Income, net of tax:
   Adjustment for available-
     for-sale securities	    (141,000)	  (145,000)
 Total Comprehensive Income	  $1,189,000	$  975,000


5.     FASB 131 DISCLOSURE

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

Summarized financial information for the period ending March 31, 2000, and 1999 concerning the Corporation's reportable segments is shown in the following table.

For the Three Months,          Community    Mortgage
Ended 03/31/2000                 Banking    Services      All Other   Adjustments          Total
Total Interest Income          $7,147,000      $9,000                     ($2,000)     $7,154,000
Commissions Received                         $515,000                          $0         515,000
Total Interest Expense          1,992,000      13,000                     ($2,000)      2,003,000
Salaries & Benefits             1,916,000     109,000                          $0       2,025,000
Commissions Paid                              369,000                          $0         369,000
Segment Profit before Tax       2,063,000      20,000       ($14,000)    ($10,000)      2,059,000
Total Assets                 $319,524,000    $664,000       $903,000  ($1,044,000)   $320,047,000

For the Three Months,          Community    Mortgage
Ended 03/31/1999                 Banking    Services                  Adjustments          Total
Total Interest Income          $5,734,000                                      $0      $5,734,000
Commissions Received                         $903,000                          $0         903,000
Total Interest Expense          1,547,000                                      $0       1,547,000
Salaries & Benefits             1,655,000                                      $0       1,655,000
Commissions Paid                              525,000                          $0         525,000
Segment Profit before Tax       1,711,000     254,000                   ($141,000)      1,824,000
Total Assets                 $272,616,000  $2,021,000     $1,232,000  ($1,607,000)   $274,262,000

6.     SFAS No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter.
The Corporation has no derivative or hedged instruments and, therefore, the implementation of this statement is not expected to have a material impact on the Corporation's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


GENERAL

The nation, and California, continues to show economic strength and growth although forecasters predict a slower growth during 2000 than we experienced in 1999. The economy, the business environment and real estate construction demand all continue to be strong in our market, with no signs of weakness as yet. California's economic outlook for 2000 remains bright, with aggregate growth rates exceeding the national average and nearly duplicating 1999. Construction is expected to remain strong, recording solid employment gains. The rebound in high-tech manufacturing and international trade should also create positive job growth this year.

Total assets of the Corporation at March 31, 2000 of $320,047,000 increased $45,785,000, or 17%, as compared to March 31, 1999. Total loans of $221,826,000 at March 31, 2000 increased $32,631,000 during the same period. Total deposits of $286,345,000 increased $42,546,000 during the same period.

The Corporation's loan-to-deposit ratio as of March 31, 2000 was 77%, as compared to 78% on March 31, 1999.

Other Short-term investments are investments in a mutual fund operated by Federated Funds Investments and are comprised of short-term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but often carry a slightly higher yield.


NET INCOME

Net income for the first three months in 2000 of $1,330,000 was $210,000 greater then the first three months in 1999. This represented a return on average assets during the quarter of 1.72% as compared to 1.69% in 1999, and a return on average equity of 17.76% as compared to 18.09% in 1999. The reduced return on average equity, as compared to average assets, is a result of the capital growth between the respective periods.

Net interest income increased $964,000 during the first quarter of 2000, as compared to 1999, and noninterest income decreased $480,000, which was primarily related to the reduction of income in the Corporation's mortgage subsidiary.

Noninterest expense increased $293,000 between the respective periods, and the provision for credit losses increased $75,000. The provision for income taxes increased $25,000 between the respective periods.

Earning assets averaged $288,258,000 during the first quarter of 2000, an increase of $38,323,000 from the comparable quarter of 1999. During this same period loans averaged $217,569,000, an increase of $31,761,000 over 1999, and deposits averaged $275,780,000, an increase of $36,753,000 over 1999.

Diluted earnings per average common share for the first three months of 2000 were $0.48, as compared to $0.38 for the first three months of 1999.

NET INTEREST INCOME

Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short-term investments. Interest expense represents interest paid to the Corporation's depositors, as well as to others from whom the Corporation borrows funds on a temporary basis.

Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans, deposits, and interest rate fluctuations caused by economic conditions greatly affect net interest income.

Net interest income during the first three months of 2000 was $5,151,000, or $964,000 greater than the comparable period in 1999. This increase is primarily the result of increases in volume of funds rather than in rates.
 Based on the volume increase alone, net interest income increased by $782,000 over the comparable quarter in 1999. An additional $182,000 was earned due to an increase in the net interest margin.


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

The ratio of the allowance for credit losses to total loans as of March 31, 2000, was 2.11% as compared to 2.15% for the period ending March 31, 1999. Industry standards for this ratio are generally averaging between 1.5% to 2.0%. The Corporation's ratios for both periods is considered adequate to provide for potential future losses.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of March 31, 2000 it had $2,791,000 in allocated reserves and $1,874,000 in unallocated reserves. The Corporation's management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank's loan portfolio and the new credit products that have been introduced. In the past few years, the Bank has opened an Asset-based Lending Department, a Leasing Department and a Small Business Association lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with these new products, coupled with the Bank's traditionally strong construction concentration, fully supports the justification for a strong reserve position.

The Corporation had net charge-offs of $26,000 during the first quarter of 2000 as compared to net charge-offs of $30,000 during the comparable period in 1999.


The following table provides information on past-due and nonaccrual loans:

                                            For the Three Months Ended
                                                     March 31,
                                                2000              1999
Loans Past Due 90 Days or More		$   29,000        $        0
Nonaccrual Loans					    25,000           192,000
Total                                     $   54,000        $  192,000


As of March 31, 2000 and 1999, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2000 remains uncollected. Interest foregone on nonaccrual loans was approximately $6,000 and $16,000 as of March 31, 2000 and 1999, respectively.


NONINTEREST INCOME

Noninterest income during the first quarter of 2000 was $480,000 less than during the comparable quarter of 1999. The decrease is attributed to the decrease in income from the Corporation's subsidiary, BWC Mortgage Services. Their income is down due to the drop in mortgage activity related to increased rates and lack of inventory in our market.


NONINTEREST EXPENSE

Noninterest expense during the first quarter of 2000 was $293,000 greater than during the comparable quarter of 1999. The increase in 2000 was reflected in increases in the Bank subsidiary, with reductions in the Corporation's brokerage subsidiary, BWC Mortgage Services.

Salaries and related benefits are $370,000 greater during the first quarter of 2000 as compared to 1999. This increase is related to general merit increases, performance bonuses and growth of operations. Staff averaged
111.0 FTE (full time equivalent) persons during the first quarter of 2000 as compared to 96.3 FTE in 1999. Occupancy expense increased $29,000 over the comparable period in 1999 due to CPI and operating increases. Total equipment expense increased $49,000 as compared to the 1999 period. Other expense reflects an increase of $197,000 between the respective periods and is related to the Corporation's growth and expanded activities.


OTHER REAL ESTATE OWNED

As of March 31, 2000, the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to re-pricing or maturity characteristics. Therefore, the Corporation uses a variety of measurement tools to monitor and control the overall interest rate risk exposure of the on-balance-sheet positions. For each measurement tool, the level of interest rate risk created by the assets and liabilities is a function primarily of their contractual interest rate re-pricing dates and contractual maturity (including principal amortization) dates.

The Corporation's interest rate risk as of March 31, 2000 was well within the Corporation's risk policy range and comparable to the interest rate exposure presented in the Corporation's 1999 annual report, which was also within the Corporation's risk policy range.


CAPITAL ADEQUACY

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of "qualifying capital" to "risk-weighted assets". Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1
(core) and Tier 2 (supplementary) capital. Currently, the bank's Tier 1 capital consists of shareholders' equity, while Tier 2 capital also includes the eligible allowance for loan losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 2000 and 1999. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of March 31, 2000, December 31, 1999, and March 31, 1999.

Risk-based capital ratios:                  Capital Ratios
                                                                 Minimum
Current guidelines     March 31,   December 31,   March 31,   regulatory
                           2000           1999        1999  Requirements
   Tier 1 capital         12.13%         12.21%      11.13%       4.00%
   Total capital          13.39%         13.58%      13.13%       8.00%
   Leverage ratio         10.00%         10.66%       9.56%       3.00%

LIQUIDITY

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its investment securities and Federal Funds Sold. Cash, investment securities, and other temporary investments represented 29% of total assets at March 31, 2000 and 30% at March 31, 1999. The Corporation's management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000.


YEAR 2000 ISSUES & STATUS REPORT

The Corporation is pleased to report that it experienced no system hardware or software failures or interruptions due to year 2000 (Y2K) issues.

The year 2000 created challenges with respect to the automated systems used by financial institutions and other companies. Many software programs were not able to recognize the year 2000, since many programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900," rather than as the year 2000. If these automated systems were not appropriately re-coded, updated, or replaced before the year 2000, they could likely confuse data, crash, or fail in some manner.

The Corporation was committed to addressing these year 2000 challenges in a prompt and responsible manner and dedicated resources to do so. Management completed an assessment of its automated systems and implemented a plan to resolve these issues, including purchasing appropriate computer technology.
 The total costs associated with Y2K preparedness were approximately $800,000. Most of this investment represents expenditures for systems and equipment that will be used by the Corporation for years to come. It also reflects replacement of systems or equipment that would have required upgrading within a few years, in any event.
Based on previous tests of our systems, and their successful performance over the century-date-change, the Corporation does not anticipate any disruptions related to future-date change events. The contingency plans that the Corporation developed for the Y2K event will serve as an operating guide for our Corporation to use in most disaster situations.

INTEREST RATE SENSITIVITY
(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin.  Interest rate sensitivity spread management is an important tool for achieving  this objective and for developing strategies and means to improve profitability.  The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 2000. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.
                                                  3        3-6        12       1-5    Over 5
Repricing within:                            months     months    months     years     years     Totals
ASSETS:
Federal funds sold & Short Term Inv.       $ 11,802   $      -   $     -   $     -   $     -   $ 11,802
Investment securities                         1,106      1,370     8,850    41,602     9,729     62,657
Construction & real estate loans             86,969      7,438     9,242       765         0    104,414
Commercial loans                             46,322      3,329    21,880     1,842        --     73,373
Consumer Loans                               33,842        177       566     1,098         0     35,683
Leases                                          308        670     7,077         0        --      8,055
Interest-bearing assets                    $180,349   $ 12,984   $47,615   $45,307   $ 9,729   $295,984

Savings and Now accounts                   $ 40,105   $      -   $     -   $     -   $     -   $ 40,105
Money market accounts                        97,083         --        --        --        --     97,083
Time deposits <$100,000                      12,416     14,709     7,057     1,536        --     35,718
Time deposits >$100,000                       9,204     16,120     5,519       805        --     31,648
Interest-bearing liabilities               $158,808   $ 30,829   $12,576   $ 2,341   $     -   $204,554

Rate sensitive gap                         $ 21,541   $(17,845)  $35,039   $42,966   $ 9,729   $ 91,430
Cumulative rate sensitive gap              $ 21,541   $  3,696   $38,735   $81,701   $91,430

Cumulative rate sensitive ratio                1.14%      1.02%     1.19%     1.40%     1.45%

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

     None


Item 2 - Changes in Securities

     None


Item 3 - Defaults Upon Senior Securities

     None


Item 4 - Submission of Matters to a Vote of Security Holders

The BWC Financial Corp. 2000 Stock Option Plan has been submitted to shareholders for approval.


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