Form 10-Q
period 2000-06-30
BWC FINANCIAL CORP
filed 2000-07-28
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000.

Commission File Number 0-10658

BWC FINANCIAL CORP.
Incorporated pursuant to the Laws of California

Internal Revenue Service - Employer Identification No. 94-262100

1400 Civic Drive, Walnut Creek, California   94596
(925) 932-5353

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____

APPLICABLE ONLY TO ISSUERS INVOLVED
IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1924 subsequent to the distribution of securities under a plan confirmed by court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of June 30, 2000, there were 2,598,693 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

                                                                       June 30,     December 31,
Assets                                                                    2000             1999
                                                                  -----------------------------
                                                                    (Unaudited)
Cash and Due From Banks ......................................   $  18,906,000    $  12,593,000
Federal Funds Sold ...........................................       5,419,000             --
Other Short Term Investments .................................         545,000           25,000
                                                   --------------------------------------------
                    Total Cash and Cash Equivalents ..........      24,870,000       12,618,000

Investment Securities:
     Available for Sale ......................................      51,009,000       53,717,000
     Held to Maturity (approximate fair value of
        $10,941,000 in 2000 and $11,595,000 in 1999) .........      11,092,000       11,739,000
Loans, Net of Allowance for Credit Losses of $4,893,000
     in 2000 and $4,466,000 in 1999 ..........................     226,570,000      209,493,000
Real Estate Loans Held for Sale ..............................          68,000          480,000
Bank Premises and Equipment, Net .............................       3,063,000        2,965,000
Interest Receivable and Other Assets .........................       6,508,000        5,719,000
                                                   --------------------------------------------
                    Total Assets .............................   $ 323,180,000    $ 296,731,000
                                                   ============================================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing .....................................   $  88,498,000    $  76,958,000
                                                   --------------------------------------------
      Interest-bearing:
          Money Market Accounts ..............................      92,299,000       93,439,000
          Savings and NOW Accounts ...........................      37,276,000       38,059,000
          Time Deposits:
               Under $100,000 ................................      35,734,000       29,354,000
               $100,000 or more ..............................      34,939,000       20,859,000
                                                   --------------------------------------------
               Total Interest-bearing ........................     200,248,000      181,711,000

                    Total Deposits ...........................     288,746,000      258,669,000
Federal Funds Purchased ......................................            --          5,350,000
BWC Mortgage Services Line-of-Credit .........................          66,000          473,000
BWC Mortgage Services Other Borrowed Funds ...................          59,000           77,000
Interest Payable and Other Liabilities .......................       3,313,000        2,733,000
                                                   --------------------------------------------
                    Total Liabilities ........................     292,184,000      267,302,000
                                                   --------------------------------------------

Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding .........            --               --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,598,693 shares in 2000 and 2,612,786 in 1999 .......      18,791,000       20,154,000
Retained Earnings ............................................      12,853,000        9,802,000
Capital adjustment on available-for-sale securities ..........        (648,000)        (527,000)
                                                   --------------------------------------------
                    Total Shareholders' Equity ...............      30,996,000       29,429,000
                                                   --------------------------------------------
                    Total Liabilities and Shareholders' Equity   $ 323,180,000    $ 296,731,000
                                                   ============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

                                                          For the Three Months        For the Six Months
                                                                Ended June 30,             Ended June 30,
                                                        -----------------------------------------------------
                                                               2000          1999         2000           1999
                                                         (Unaudited)   (Unaudited)  (Unaudited)     Unaudited)
                                                        -----------------------------------------------------
Interest Income
     Loans, Including Fees ..........................   $ 6,818,000   $ 5,037,000   $12,946,000   $ 9,889,000
     Investment Securities:
          Taxable ...................................       791,000       633,000     1,586,000     1,284,000
          Non-taxable ...............................       124,000       140,000       251,000       288,000
     Federal Funds Sold .............................        93,000       100,000       182,000       175,000
     Other Short Term Investments ...................        10,000        81,000        25,000        89,000
                                       ----------------------------------------------------------------------
                Total Interest Income ...............     7,836,000     5,991,000    14,990,000    11,725,000

Interest Expense
       Deposits .....................................     2,106,000     1,602,000     4,054,000     3,144,000
       Federal Funds Purchased ......................         6,000          --          21,000         5,000
       Other Borrowed Funds .........................         1,000        30,000        41,000        30,000
                                       ----------------------------------------------------------------------
                 Total Interest Expense .............     2,113,000     1,632,000     4,116,000     3,179,000

Net Interest Income .................................     5,723,000     4,359,000    10,874,000     8,546,000
Provision For Credit Losses .........................       250,000       150,000       475,000       300,000
                                       ----------------------------------------------------------------------

Net Interest Income After Provision For Credit Losses     5,473,000     4,209,000    10,399,000     8,246,000

Noninterest Income
       BWC Mortgage Services - Commissions ..........       744,000       969,000     1,259,000     1,872,000
       BWC Mortgage Services - Fees & Other .........       161,000       252,000       305,000       485,000
       Service Charges on Deposit Accounts ..........       197,000       182,000       394,000       388,000
       Other ........................................       270,000       343,000       526,000       563,000
       Gains on Security Transactions ...............          --            --            --          30,000
                                       ----------------------------------------------------------------------
                Total Noninterest Income ............     1,372,000     1,746,000     2,484,000     3,338,000

Noninterest Expense
       Salaries and Related Benefits ................     2,041,000     1,775,000     4,066,000     3,591,000
       BWC Mortgage Services - Commissions ..........       488,000       743,000       857,000     1,268,000
       BWC Mortgage Services - Fees & Other .........       152,000        64,000       309,000       256,000
       Occupancy ....................................       269,000       230,000       512,000       444,000
       Furniture and Equipment ......................       169,000       147,000       338,000       267,000
       Other ........................................       909,000       834,000     1,915,000     1,643,000
                                       ----------------------------------------------------------------------
                Total Noninterest Expense ...........     4,028,000     3,793,000     7,997,000     7,469,000
                                       ----------------------------------------------------------------------
BWC Mortgage Services - Minority Interest ...........        84,000       130,000        94,000       259,000

Income Before Income Taxes ..........................     2,733,000     2,032,000     4,792,000     3,856,000
Provision For Income Taxes ..........................     1,012,000       790,000     1,741,000     1,494,000
                                       ----------------------------------------------------------------------

Net Income ..........................................   $ 1,721,000   $ 1,242,000   $ 3,051,000   $ 2,362,000
                                       ======================================================================

Basic Earnings Per Share ............................   $      0.66   $      0.48   $      1.16   $      0.93
Diluted Earnings Per Share ..........................   $      0.59   $      0.42   $      1.04   $      0.80
                                       ======================================================================

Average Basic Shares ................................     2,610,204     2,587,299     2,640,516     2,550,549
Average Diluted Share Equivalents Related to Options        314,834       390,409       314,729       415,941
Average Diluted Shares ..............................     2,925,038     2,977,708     2,955,245     2,966,490
                                       ======================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Six Months Ended June 30,
                                                                   ---------------------------------
                                                                               2000            1999
                                                                   ---------------------------------
OPERATING ACTIVITIES:

Net Income .........................................................   $  3,051,000    $  2,362,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees .....................................     (1,007,000)       (940,000)
     Provision for credit losses ...................................        475,000         300,000
     Depreciation and amortization .................................        226,000         189,000
     Gain on sale of securities available for sale .................           --           (30,000)
     Increase in accrued interest receivable
        and other assets ...........................................       (789,000)       (428,000)
     Increase/(decrease) in accrued interest payable
        and other liabilities ......................................        580,000         (80,000)
                                                      ---------------------------------------------
               Net Cash Provided by Operating Activities ...........      2,536,000       1,373,000
                                                      ---------------------------------------------

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities ..................      4,767,000       2,979,000
Proceeds  from the sales of available-for-sale investment securities      2,000,000      10,556,000
Purchase of investment securities ..................................     (3,533,000)    (13,940,000)
Loans originated, net of collections ...............................    (16,546,000)     (1,816,000)
Purchase of bank premises and equipment ............................       (324,000)       (314,000)
                                                      ---------------------------------------------
               Net Cash Used by Investing Activities ...............    (13,224,000)     (2,535,000)
                                                      ---------------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits ...........................................     30,078,000      10,131,000
Decrease in Fed Funds Purchased ....................................     (5,350,000)           --
Proceeds from issuance of common stock .............................        699,000         440,000
Tax benefit from the exercise of stock options .....................        250,000            --
Cash paid for the repurchase of common stock .......................     (2,312,000)           --
Decrease in BWC Mortgage Services borrowings .......................       (425,000)           --
                                                      ---------------------------------------------
               Net Cash Provided by Financing Activities ...........     22,940,000      10,571,000
                                                      ---------------------------------------------

CASH AND CASH EQUIVALENTS:

Increase in cash and cash equivalents ..............................     12,252,000       9,409,000
Cash and cash equivalents at beginning of year .....................     12,618,000      16,680,000
                                                      ---------------------------------------------
     Cash and Cash Equivalents at period end .......................   $ 24,870,000    $ 26,089,000
                                                      =============================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid ......................................................   $  3,746,000    $  3,205,000
                                                      =============================================

Income Taxes Paid ..................................................   $    670,000    $  1,078,000
                                                      =============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 1999, and June 30, 2000

                                                            Number          Common        Retained
                                                         of Shares           Stock        Earnings
                                                         -----------------------------------------
Balance, January 1, 1999 ..........................      2,511,151    $ 19,002,000    $  5,006,000

Net Income as of December 31, 1999 ................           --              --         4,796,000
Other Comprehensive Income(Loss), net of tax
    benefit of $323,000 ...........................           --              --              --

Comprehensive Income ..............................           --              --              --
Common stock issued and sold to the
    Defined Contribution Plan .....................         22,186         466,000            --
Stock options exercised ...........................         79,449         261,000            --
Tax benefit from the exercise of stock options ....           --           425,000            --

Balance, December 31, 1999 ........................      2,612,786      20,154,000       9,802,000

Net Income as of June 30, 2000 ....................           --              --         3,051,000
Other Comprehensive Income(Loss), net of tax
    benefit of $74,000 ............................           --              --              --

Comprehensive Income ..............................           --              --              --
Stock options exercised at $3.10 to $9.92 per share         83,208         378,000            --
Repurchase and retirement of shares by the
    Corporation at an average of $20.47 per share .       (112,941)     (2,312,000)           --
Common Stock Issued and sold to the
    Defined Contribution Plan at $20.88 per share .         15,640         321,000            --
Tax benefit from the exercise of stock options ....           --           250,000            --

Balance, June 30, 2000 ............................      2,598,693    $ 18,791,000    $ 12,853,000

                                                       Accumulated
                                                           other
                                                     Comprehensive                   Comprehensive
                                                            Income           Total          Income
                                                     ---------------------------------------------
Balance, January 1, 1999 ..........................   $    335,000    $ 24,343,000

Net Income as of December 31, 1999 ................           --         4,796,000    $  4,796,000
Other Comprehensive Income(Loss), net of tax
    benefit of $323,000 ...........................       (862,000)       (862,000)       (862,000)

                                                                              --------------------
Comprehensive Income ..............................           --              --         3,934,000
Common stock issued and sold to the
    Defined Contribution Plan .....................           --           466,000
Stock options exercised ...........................           --           261,000
Tax benefit from the exercise of stock options ....           --           425,000

                                                   -----------------------------------------------

Balance, December 31, 1999 ........................       (527,000)     29,429,000

Net Income as of June 30, 2000 ....................           --         3,051,000       3,051,000
Other Comprehensive Income(Loss), net of tax
    benefit of $74,000 ............................       (121,000)       (121,000)       (121,000)

                                                                              --------------------
Comprehensive Income ..............................           --              --      $  2,930,000
Stock options exercised at $3.10 to $9.92 per share           --           378,000
Repurchase and retirement of shares by the
    Corporation at an average of $20.47 per share .           --        (2,312,000)
Common Stock Issued and sold to the
    Defined Contribution Plan at $20.88 per share .           --           321,000
Tax benefit from the exercise of stock options ....           --           250,000

                                                   -----------------------------------------------

Balance, June 30, 2000 ............................   $   (648,000)   $ 30,996,000
                                                   ===============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000 and the results of operations for the six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 1999 Annual Report to Shareholders, which is incorporated by reference in the Company’s 1999 annual report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.

2.     INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at June 30, 2000 are as follows:

                                                      Gross
                                 Amortized       Unrealized       Market
                                      Cost       Gain/(Loss)       Value
Held-to-maturity
   Obligations of State and
     Political Subdivisions   $11,092,000    $  (151,000)    $10,941,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions           $12,890,000    $  (163,000)    $12,727,000
U.S. Treasury Securities        5,024,000        (43,000)      4,981,000
U.S. Government Agencies       26,931,000       (456,000)     26,475,000
U.S. Government Agencies
Preferred Stock                 1,649,000       (208,000)      1,441,000
Corporate Securities            5,560,000       (175,000)      5,385,000
Total Available-for-sale      $52,054,000    $(1,045,000)    $51,009,000

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2000.
                           Held-to-Maturity          Available-for-Sale

                         Amortized      Market    Amortized        Market
                              Cost       Value         Cost         Value

Within one year        $ 1,757,000  $1,760,000  $12,328,000   $12,265,000
After one but within
   five years            6,239,000   6,158,000   36,812,000    36,003,000
Over five years          3,096,000   3,023,000    2,914,000     2,741,000
Total                  $11,092,000 $10,941,000  $52,054,000   $51,009,000

3.     ALLOWANCE FOR CREDIT LOSSES

                                                For the Six Months Ended
                                                         June 30,
                                                      2000           1999
                                              ---------------------------
Allowance for credit losses at
   beginning of period                        $4,466,000       $3,919,000
Charge-offs                                     (106,000)         (39,000)
Recoveries                                        58,000           76,000
Net (charge-offs)/recoveries                     (48,000)          37,000

Provisions                                       475,000          300,000
Allowance for credit losses at
   end of period                              $4,893,000       $4,256,000

Ratio of allowance for credit
   losses to loans                                  2.11%            2.30%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

The Corporation's comprehensive income for the period is reflected in the following table:
------------------------------------------------------------------------
                                           For the              For the
                                           Six Months        Six Months
                                        Ended June 30,    Ended June 30,
                                                 2000              1999
                                        --------------    --------------
Net Income                                 $3,051,000        $2,362,000

Other Comprehensive Income, net of tax:
  Adjustment for available-for-sale
    securities                               (121,000)         (546,000)
                                        --------------    --------------
Total Comprehensive Income                 $2,930,000        $1,816,000
--------------------------------------------- --------------------------

5.     FASB 131 DISCLOSURE

The Corporation is principally engaged in community banking activities through its seven Bank branches. In addition to its community banking activities, the Corporation provides mortgage brokerage services through its joint venture, BWC Mortgage Services. These activities are monitored and reported by Corporation management as a separate operating segment. As permitted under the Statement, the separate banking offices have been aggregated into a single reportable segment, Community Banking. The Corporation's community banking segment provides loans, leases, SBA loan products, asset-based lending services and lines of credit to local businesses and individuals. This segment also derives revenue by investing funds that are not loaned to others in the form of loans, leases or lines of credit, into investment securities. The business purpose of BWC Mortgage Services is the origination and placement of long-term financing for real estate mortgages. Summarized financial information for the period ending June 30, 2000, and 1999 concerning the Corporation's reportable segments is shown in the following table.

For the Six Months,            Community       Mortgage
Ended 06/30/2000                 Banking       Services    Adjustments           Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $ 14,987,000   $     11,000   ($     8,000)   $ 14,990,000
Commissions Received ....           --        1,259,000           --         1,259,000
Total Interest Expense ..      4,106,000         18,000         (8,000)      4,116,000
Salaries & Benefits .....      3,864,000        202,000           --         4,066,000
Commissions Paid ........           --          857,000           --           857,000
Segment Profit before Tax      4,747,000        189,000       (144,000)      4,792,000
Total Assets ............   $322,375,000   $    448,000   $    357,000    $323,180,000
--------------------------------------------------------------------------------------

For the Six Months,            Community       Mortgage
Ended 06/30/1999                 Banking       Services    Adjustments           Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $ 11,700,000   $     25,000           --      $ 11,725,000
Commissions Received ....           --        1,872,000           --         1,872,000
Total Interest Expense ..      3,149,000         30,000           --         3,179,000
Salaries & Benefits .....      3,278,000        313,000           --         3,591,000
Commissions Paid ........           --        1,268,000           --         1,268,000
Segment Profit before Tax      3,622,000        515,000       (281,000)      3,856,000
Total Assets ............   $277,266,000   $    833,000   ($   518,000)   $277,581,000
--------------------------------------------------------------------------------------

For the Three Months,          Community       Mortgage
Ended 06/30/2000                 Banking       Services    Adjustments           Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $  7,840,000   $      2,000   ($     6,000)   $  7,836,000
Commissions Received ....           --          744,000           --           744,000
Total Interest Expense ..      2,114,000          5,000         (6,000)      2,113,000
Salaries & Benefits .....      1,948,000         93,000           --         2,041,000
Commissions Paid ........           --          488,000           --           488,000
Segment Profit before Tax      2,684,000        169,000       (120,000)      2,733,000
Total Assets ............   $322,375,000   $    448,000   $    357,000    $323,180,000
--------------------------------------------------------------------------------------

For the Three Months,          Community       Mortgage
Ended 06/30/1999                 Banking       Services    Adjustments           Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $  5,966,000         25,000           --      $  5,991,000
Commissions Received ....           --          969,000           --           969,000
Total Interest Expense ..      1,602,000         30,000           --         1,632,000
Salaries & Benefits .....      1,623,000        152,000           --         1,775,000
Commissions Paid ........           --          743,000           --           743,000
Segment Profit before Tax      1,911,000        261,000       (140,000)      2,032,000
Total Assets ............   $277,266,000   $    833,000   ($   518,000)   $277,581,000
--------------------------------------------------------------------------------------

6.     SFAS No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter.

The Corporation has no derivative or hedged instruments and, therefore, the implementation of this statement is not expected to have a material impact on the Corporation’s financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

General

Total assets of the Corporation at June 30, 2000 of $323,180,000 have increased $45,600,000 or 16% as compared to June 30, 1999. Total loans of $231,464,000 have increased $41,693,000 or 22%, and total deposits of $288,746,000 have increased $40,475,000 or 16%. Since year-end 1999 the Corporation’s assets have increased 9%, loans increased 8% and deposits increased 12%.

The Corporation’s loan-to-deposit ratio as of June 30, 2000 was 80%, as compared to 76% in 1999.

Net Income

Net income for the first six months in 2000 of $3,051,000 was $689,000 greater than the first six months in 1999. This represented a return on average assets during this period of 1.94% and a return on average equity of 20.21%. The return on average assets during the first six months of 1999 was 1.74%, and the return on average equity was 18.46%.

Net income for the three months ending June 30, 2000 of $1,721,000 was $479,000 over the comparable period in 1999. The return on average assets during the second quarter was 2.16%, and the return on average equity was 22.65%. The return on average assets during the second quarter of 1999 was 1.80%, and the return on average equity was 18.93%.

Earning assets averaged $293,002,000 during the six months ended June 30, 2000, as compared to $254,908,000 for the comparable period in 1999. Earning assets averaged $297,745,000 during the second quarter of 2000 as compared to $259,881,000 during the second quarter of 1999.

Diluted earnings per average common share were $1.04 for the first six months of 2000 as compared to $0.80 for the first six months of 1999. For the second quarter of 2000, diluted earnings per average common share were $0.59 as compared to $0.42 for the second quarter of 1999.

Net Interest Income

Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short-term investments. Interest expense represents interest paid to the Corporation’s depositors, as well as to others from whom the Corporation borrows funds on a temporary basis.

Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans and deposits and interest rate fluctuations caused by economic conditions greatly affect net interest income.

Net interest income during the first six months of 2000 was $10,874,000 or $2,328,000 greater than the comparable period in 1999. Of this increase, 71% was due to increases in the volume of loans outstanding during the 2000 period, as compared to 1999; the balance was related to rate changes. During the second quarter 63% of the increase was related to volume growth and the balance to rate changes. The Corporation’s net interest spread averaged 7.53% during the first half of 2000, as compared to 6.87% for the comparable period in 1999. During the second quarter of 2000, the net interest spread averaged 7.80%, as compared to 6.85% during 1999. Due to the fact that the Corporation has more rate-sensitive assets than liabilities, the increases in interest rates have a positive effect on the Corporation’s net interest margin. The rate increases were brought about by the Federal Reserve in an effort to slow the national economy and prevent escalating inflation.

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

The ratio of the allowance for credit losses to total loans as of June 30, 2000 was 2.11%, as compared to 2.24% for the period ending June 30, 1999. Industry standards for this ratio are generally averaging between 1.5% to 2.0%. The Corporation’s ratios for both periods is considered adequate to provide for potential future losses.

The Corporation performs a quarterly analysis of the adequacy of its reserve for loan losses. As of June 30, 2000 it had $3,117,000 in allocated reserves and $1,774,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable due to the growth of the Bank’s loan portfolio and the new credit products that have been introduced. In the past few years, the Bank has opened an Asset-based Lending Department, a Leasing Department and a Small Business Administration lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with the new products, coupled with the Bank’s traditionally strong construction concentration, fully support a strong reserve position.

The Corporation had net charge-offs of $48,000 during the first six months of 2000 as compared to net recoveries of $37,000 during the comparable period in 1999.

The following table provides information on past-due and nonaccrual loans:

                                                For the Six Months Ended
                                                         June 30,
                                              --------------------------
                                                    2000            1999
                                              ----------      ----------
Loans Past-due 90 Days or More                $   21,000      $        0
Nonaccrual Loans                                  24,000         326,000
                                              ----------      ----------
Total                                         $   45,000      $  326,000

As of June 30, 2000 and 1999, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2000 remains uncollected. Interest foregone on nonaccrual loans was approximately $6,000 and $15,000, as of June 30, 2000 and 1999 respectively.

Noninterest Income

Noninterest income during the first six months of 2000 was $854,000 less than during the comparable period of 1999. The decrease in 2000 was primarily related to decreased activity in the Corporation’s brokerage subsidiary, BWC Mortgage Services, which had total fee income of $1,564,000 during the first half of 2000 which was $793,000 less than that earned during the comparable period in 1999. The decrease in income is a reflection of the increase in interest rates during the current year and the corresponding slow-down in mortgage financing activity.

There was a decrease in “Other” noninterest income between the respective periods of $37,000. This was related to reduced gains on SBA loan sales which were $28,000 during the first half of 2000 as compared to $70,000 during 1999. The decrease is not related to reduced SBA activity, but rather to a decision by management to retain the guaranteed portion in the Corporation’s own loan portfolio, rather than sell it in the market. At this time, management believes that there is a greater benefit to be gained from retaining the interest income on these loans than from premium on their sale.

There were no gains on securities available-for-sale, as compared to a $30,000 gain during the first six months of 1999.

During the second quarter of 2000 noninterest income from BWC Mortgage Services was $905,000 which was down $316,000 from the comparable quarter of 1999. The same reasons given above for the six-month results are applicable to the second quarter.

Noninterest Expense

Noninterest expense during the first six months of 2000 was $528,000 greater than during the comparable period in 1999.

BWC Mortgage Services reflected a decrease in noninterest expense of $358,000 during the respective periods, which is related to the slow-down in mortgage origination activity due to higher interest rates.

Salaries and related benefits were $475,000 greater during the first six months of 2000 as compared to 1999. This increase is related to the growth of operations, general merit increases and performance bonuses. Staff averaged 112 full-time equivalent (FTE) persons during the first six months of 2000 as compared to 98 FTE in 1999.

Occupancy expense increased $68,000 over the comparable period in 1999 in part due to the Bank’s new Livermore Office, which was opened in November 1999, and due to CPI and operating increases.

Total furniture and equipment expenses increased $71,000 as compared to the 1999 period, which is related primarily to the installation of new computer equipment in the Corporation’s data processing department. The Corporation replaced and upgraded its main computer system and added to its network servers during the first half of 2000.

Other Expenses reflect an increase of $272,000 between the respective periods and is related to the Corporation'se growth and expanded activities.

During the second quarter of 2000 the Corporation’s noninterest expense increased $235,000 over the comparable quarter of 1999. BWC Mortgage Services reflected a decrease in noninterest expense of $167,000 during the comparable periods, whereas other Corporation noninterest expenses reflected an increase of $402,000. The same reasons that were applicable for the first six months apply to the second quarter results.

Other Real Estate Owned

As of June 30, 2000 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

Capital Adequacy

The Federal Deposit Insurance Corporation (FDIC) has established risk-based capital guidelines requiring banks to maintain certain ratios of “qualifying capital” to “risk-weighted assets”. Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the bank’s Tier 1 capital consists of shareholders’ equity, while Tier 2 capital includes the eligible allowance for credit losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 2000 and 1999. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of June 30, 2000, December 31, 1999, and June 30, 1999.
Risk-based capital ratios:               Capital Ratios
                                                                  Minimum
                         June 30,   December 31,    June 30,     Regulatory
                            2000           1999        1999     Requirements
----------------------------------------------------------------------------
   Tier 1 capital          11.86%         12.21%      11.23%        4.00%
   Total capital           13.12%         13.58%      12.49%        8.00%
   Leverage ratio           9.87%         10.66%       8.88%        3.00%
----------------------------------------------------------------------------

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 27% of total assets at June 30, 2000 and 31% at June 30, 1999. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000.

Interest-Rate Risk Management

Movement in interest rates can create fluctuations in the Corporation’s income and economic value due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest-rate risk which are actively measured and managed include: re-pricing risk and the risk of non-parallel shifts in the yield curve. Interest-rate risk exposure is actively managed with the goal of minimizing the impact of interest-rate volatility on current earnings and on the market value of equity.

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

The Corporation’s interest-rate risk as of June 30, 2000 was consistent with the interest-rate exposure presented in the Corporation’s 1999 annual report and was within the Corporation’s risk policy range.

INTEREST RATE SENSITIVITY

(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest rate sensitivity position of the Corporation as of June 30, 2000. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                             3         3-6         12        1-5      Over 5
Repricing within:                         months     months     months      years      years     Totals
------------------------------------------------------------------------------------------------------
Assets:
Federal funds sold & Short Term Inv.    $  5,964   $   --     $   --     $   --     $   --     $  5,964
Investment securities ..............       1,369      4,920      7,733     42,242      5,837     62,101
Construction & real estate loans          94,424      6,902      4,416      1,110        353    107,205
Commercial loans ...................      50,928     16,147      6,607      2,663       --       76,345
Consumer Loans .....................      36,726        191        359      1,081          0     38,357
Leases .............................         687      1,183      2,266      5,420       --        9,556
 ------------------------------------------------------------------------------------------------------
Interest-bearing assets ............    $190,098   $ 29,343   $ 21,381   $ 52,516   $  6,190   $299,528
 ------------------------------------------------------------------------------------------------------

Liabilities:
Savings and Now accounts ...........    $ 37,276   $   --     $   --     $   --     $   --     $ 37,276
Money market accounts ..............      92,299       --         --         --         --       92,299
Time deposits <$100,000 .........         15,873      8,867      8,373      2,621       --       35,734
Time deposits >$100,000 .........         21,182      8,167      4,286      1,304       --       34,939
 ------------------------------------------------------------------------------------------------------
Interest-bearing liabilities .......    $166,630   $ 17,034   $ 12,659   $  3,925   $   --     $200,248
 ------------------------------------------------------------------------------------------------------

Rate sensitive gap .................    $ 23,468   $ 12,309   $  8,722   $ 48,591   $  6,190   $ 99,280
Cumulative rate sensitive gap ......    $ 23,468   $ 35,777   $ 44,499   $ 93,090   $ 99,280
                  =====================================================================================

Cumulative rate sensitive ratio ....        1.14       1.19       1.23       1.46       1.50

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a Vote of Security Holders

          At the 2000 annual shareholders meeting, shareholders approved the 2000 Stock Option Plan, which had previously been approved by the Board of Directors.

Item 5 - Other Materially Important Events

          None

Item 6 - Exhibits and Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BWC FINANCIAL CORP.
                                              (Registrant)

July 24, 2000                                       James L. Ryan

---------------------------               ---------------------------------
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

July 24, 2000                                        Leland E. Wines

----------------------                    --------------------------------
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary