Form 10-Q/A
period 2000-03-31
BWC FINANCIAL CORP
filed 2000-08-02
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Six Months Ended June 30,
                                                                   ---------------------------------
                                                                               2000            1999
                                                                   ---------------------------------
OPERATING ACTIVITIES:

Net Income .........................................................   $  3,051,000    $  2,362,000
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees .....................................     (1,007,000)       (940,000)
     Provision for credit losses ...................................        475,000         300,000
     Depreciation and amortization .................................        226,000         189,000
     Gain on sale of securities available for sale .................           --           (30,000)
     Increase in accrued interest receivable
        and other assets ...........................................       (789,000)       (428,000)
     Increase/(decrease) in accrued interest payable
        and other liabilities ......................................        580,000         (80,000)
                                                      ---------------------------------------------
               Net Cash Provided by Operating Activities ...........      2,536,000       1,373,000
                                                      ---------------------------------------------

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities ..................      4,767,000       2,979,000
Proceeds  from the sales of available-for-sale investment securities      2,000,000      10,556,000
Purchase of investment securities ..................................     (3,533,000)    (13,940,000)
Loans originated, net of collections ...............................    (16,134,000)     (1,816,000)
Purchase of bank premises and equipment ............................       (324,000)       (314,000)
                                                      ---------------------------------------------
               Net Cash Used by Investing Activities ...............    (13,224,000)     (2,535,000)
                                                      ---------------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits ...........................................     30,078,000      10,131,000
Decrease in Fed Funds Purchased ....................................     (5,350,000)           --
Proceeds from issuance of common stock .............................        699,000         440,000
Tax benefit from the exercise of stock options .....................        250,000            --
Cash paid for the repurchase of common stock .......................     (2,312,000)           --
Decrease in BWC Mortgage Services borrowings .......................       (425,000)           --
                                                      ---------------------------------------------
               Net Cash Provided by Financing Activities ...........     22,940,000      10,571,000
                                                      ---------------------------------------------

CASH AND CASH EQUIVALENTS:

Increase in cash and cash equivalents ..............................     12,252,000       9,409,000
Cash and cash equivalents at beginning of year .....................     12,618,000      16,680,000
                                                      ---------------------------------------------
     Cash and Cash Equivalents at period end .......................   $ 24,870,000    $ 26,089,000
                                                      =============================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid ......................................................   $  3,746,000    $  3,205,000
                                                      =============================================

Income Taxes Paid ..................................................   $    670,000    $  1,078,000
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

7.     Subsequent Events

On July 25, 2000 the Board of Directors declared a 10% stock dividend to shareholders of record August 1, 2000 for distribution on August 15, 2000.  Fractional shares will be paid in cash.

Proforma per share income adjusted for this 10% stock dividend, is presented below:

=====================================================================================
Year                                         1999     1998     1997    1996     1995
-------------------------------------------------------------------------------------
Diluted Earnings Per Share                  $1.47    $1.31    $0.94   $0.58    $0.56

                                     For the Three Months          For the Six Months
                                         Ended June 30,               Ended June 30,
                                     2000             1999             2000    1999
-------------------------------------------------------------------------------------
Basic Earnings Per Share            $0.60            $0.44            $1.05   $0.84
Diluted Earnings Per Share          $0.53            $0.38            $0.94   $0.72
=====================================================================================

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
----------------------------------------------------------------------------

On July 25, 2000 the Board of Directors declared a 10% stock dividend to shareholders of record August 1, 2000 for distribution on August 15, 2000.  Fractional shares will be paid in cash.

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

Item 5 - Other Materially Important Events

           On July 25, 2000 the Board of Directors declared a 10% stock dividend to shareholders of record August 1, 2000 for distribution on August 15, 2000.     Fractional shares will be paid in cash.

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