Form 10-Q
period 2000-09-30
BWC FINANCIAL CORP
filed 2000-10-31
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of September 30, 2000, there were 2,858,841 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

                                                                        September 30,        December 31,
Assets                                                                       2000                1999
                                                                   ---------------------------------------
                                                                           (Unaudited)
Cash and Due From Banks                                                  $ 17,557,000        $ 12,593,000
Federal Funds Sold                                                          7,644,000                  --
Other Short-term Investments                                                   53,000              25,000
                                                                   ---------------------------------------
                    Total Cash and Cash Equivalents                        25,254,000          12,618,000

Investment Securities:
     Available for Sale                                                    51,759,000          53,717,000
     Held-to-Maturity (approximate fair value of
        $9,943,000 in 2000 and $11,595,000 in 1999)                        10,017,000          11,739,000
Loans, Net of Allowance for Credit Losses of $5,139,000
     in 2000 and $4,466,000 in 1999                                       237,095,000         209,493,000
Real Estate Loans held-for-sale                                                14,000             480,000
Bank Premises and Equipment, Net                                            2,972,000           2,965,000
Interest Receivable and Other Assets                                        6,949,000           5,719,000
                                                                   ---------------------------------------
                    Total Assets                                        $ 334,060,000       $ 296,731,000
                                                                   =======================================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                                 $ 82,969,000        $ 76,958,000
                                                                   ---------------------------------------
      Interest-bearing:
          Money Market Accounts                                           112,440,000          93,439,000
          Savings and NOW Accounts                                         37,329,000          38,059,000
          Time Deposits:
               Under $100,000                                              32,624,000          29,354,000
               $100,000 or more                                            32,832,000          20,859,000
                                                                   ---------------------------------------
               Total Interest-bearing                                     215,225,000         181,711,000

                    Total Deposits                                        298,194,000         258,669,000
Federal Funds Purchased                                                            --           5,350,000
BWC Mortgage Services Line-of-Credit                                           12,000             473,000
BWC Mortgage Services Other Borrowed Funds                                     52,000              77,000
Interest Payable and Other Liabilities                                      3,084,000           2,733,000
                                                                   ---------------------------------------
                    Total Liabilities                                     301,342,000         267,302,000
                                                                   ---------------------------------------

Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                               --                  --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        2,858,841 shares in 2000 and 2,612,786 in 1999                     23,771,000          20,154,000
Retained Earnings                                                           9,252,000           9,802,000
Capital adjustment on available-for-sale securities                          (305,000)           (527,000)
                                                                   ---------------------------------------
                    Total Shareholders' Equity                             32,718,000          29,429,000
                                                                   ---------------------------------------
                    Total Liabilities and Shareholders' Equity          $ 334,060,000       $ 296,731,000
                                                                   =======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Three Months              For the Nine Months
                                                                  Ended September 30,              Ended September 30,
                                                   -------------------------------------------------------------------
                                                               2000             1999            2000             1999
                                                         (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
                                                   -------------------------------------------------------------------
Interest Income
     Loans, Including Fees                               $7,298,000       $5,159,000     $20,244,000      $15,048,000
     Investment Securities:
          Taxable                                           808,000          764,000       2,394,000        2,049,000
          Non-taxable                                       117,000          136,000         368,000          423,000
     Federal Funds Sold                                     145,000          178,000         328,000          354,000
     Other Short Term Investments                             5,000           57,000          30,000          145,000
                                                   -------------------------------------------------------------------
                Total Interest Income                     8,373,000        6,294,000      23,364,000       18,019,000

Interest Expense
       Deposits                                           2,394,000        1,667,000       6,448,000        4,811,000
       Federal Funds Purchased                                   --               --          22,000            5,000
       Other Borrowed Funds                                   3,000           13,000          44,000           43,000
                                                   -------------------------------------------------------------------
                 Total Interest Expense                   2,397,000        1,680,000       6,514,000        4,859,000

Net Interest Income                                       5,976,000        4,614,000      16,850,000       13,160,000
Provision For Credit Losses                                 300,000          150,000         775,000          450,000
                                                   -------------------------------------------------------------------
Net Interest Income After Provision
     For Credit Losses                                    5,676,000        4,464,000      16,075,000       12,710,000

Noninterest Income
       BWC Mortgage Services - Commissions                  877,000          606,000       2,136,000        2,477,000
       BWC Mortgage Services - Fees & Other                 139,000          206,000         444,000          692,000
       Service Charges on Deposit Accounts                  204,000          216,000         599,000          604,000
       Other                                                223,000          311,000         749,000          874,000
       Gains on Security Transactions                         9,000               --           9,000           30,000
                                                   -------------------------------------------------------------------
                Total Noninterest Income                  1,452,000        1,339,000       3,937,000        4,677,000

Noninterest Expense
       Salaries and Related Benefits                      2,177,000        1,902,000       6,243,000        5,493,000
       BWC Mortgage Services - Commissions                  572,000          440,000       1,429,000        1,708,000
       BWC Mortgage Services - Fees & Other                 149,000          129,000         458,000          384,000
       Occupancy                                            286,000          233,000         798,000          678,000
       Furniture and Equipment                              180,000          157,000         518,000          424,000
       Other                                              1,006,000          888,000       2,921,000        2,530,000
                                                   -------------------------------------------------------------------
                Total Noninterest Expense                 4,370,000        3,749,000      12,367,000       11,217,000
                                                   -------------------------------------------------------------------
BWC Mortgage Services - Minority Interest                    93,000           57,000         187,000          317,000

Income Before Income Taxes                                2,665,000        1,997,000       7,458,000        5,853,000
Provision For Income Taxes                                1,004,000          779,000       2,745,000        2,273,000
                                                   -------------------------------------------------------------------

Net Income                                               $1,661,000      $ 1,218,000      $4,713,000      $ 3,580,000
                                                   ===================================================================

Basic Earnings Per Share                                      $0.58            $0.43           $1.63            $1.27
Diluted Earnings Per Share                                    $0.52            $0.37           $1.46            $1.09
                                                   ===================================================================

Average Basic Shares                                      2,864,764        2,852,200       2,888,424        2,824,345
Average Diluted Share Equivalents
     Related to Options                                     330,810          439,982         329,581          451,684
Average Diluted Shares                                    3,195,574        3,292,182       3,218,005        3,276,029
                                                   ===================================================================
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Nine Months Ended September 30,
                                                                      ---------------------------------------
                                                                                    2000                1999
                                                                      ---------------------------------------
OPERATING ACTIVITIES:                                                         (Unaudited)         (Unaudited)

Net Income                                                                    $4,713,000          $3,580,000
Adjustments to reconcile Net Income to
     net cash provided(used):
     Amortization of loan fees                                                (1,483,000)         (1,341,000)
     Provision for credit losses                                                 775,000             450,000
     Depreciation and amortization                                               393,000             312,000
     Gain on sale of securities available for sale                                (9,000)            (30,000)
Tax benefit from the exercise of stock options                                   350,000                  --
     Increase in accrued interest receivable
        and other assets                                                      (1,230,000)           (725,000)
     Increase/(decrease) in accrued interest payable
        and other liabilities                                                    351,000            (100,000)
                                                                      ---------------------------------------
               Net Cash Provided by Operating Activities                       3,860,000           2,146,000
                                                                      ---------------------------------------

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities                              5,638,000           6,087,000
Proceeds  from the sales of available-for-sale investment securities           2,309,000          11,956,000
Purchase of investment securities                                             (4,036,000)        (28,256,000)
Loans originated, net of collections                                         (26,428,000)            115,000
Purchase of bank premises and equipment                                         (399,000)         (1,677,000)
                                                                      ---------------------------------------
               Net Cash Used by Investing Activities                         (22,916,000)        (11,775,000)
                                                                      ---------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                      39,525,000          18,659,000
Increase/(decrease) in Fed Funds Purchased                                    (5,350,000)            849,000
Proceeds from issuance of common stock                                           755,000             591,000
Cash paid for the repurchase of common stock                                  (2,748,000)                 --
Decrease in BWC Mortgage Services borrowings                                    (487,000)                 --
Cash paid in lieu of fractional shares                                            (3,000)                 --
                                                                      ---------------------------------------
               Net Cash Provided by Financing Activities                      31,692,000          20,099,000
                                                                      ---------------------------------------

CASH AND CASH EQUIVALENTS:

Increase in cash and cash equivalents                                         12,636,000          10,470,000
Cash and cash equivalents at beginning of year                                12,618,000          16,680,000
                                                                      ---------------------------------------
     Cash and cash equivalents at period end                                 $25,254,000         $27,150,000
                                                                      =======================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                 $6,232,000          $3,162,000
                                                                      =======================================

Income Taxes Paid                                                             $1,885,000          $2,258,000
                                                                      =======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 1999, and September 30, 2000

                                                     Number          Common       Retained
                                                  of Shares           Stock       Earnings
                                                 ------------------------------------------
Balance, January 1, 1999 .....................    2,511,151    $ 19,002,000    $ 5,006,000

Net Income as of December 31, 1999 ...........         --              --        4,796,000
Other Comprehensive Loss, net of tax
    benefit of $323,000 ......................         --              --             --

Comprehensive Income .........................         --              --             --
Common stock issued and sold to the
    Defined Contribution Plan ................       22,186         466,000           --
Stock options exercised ......................       79,449         261,000           --
Tax benefit from the exercise of stock options         --           425,000           --
                                                 ------------------------------------------
Balance, December 31, 1999 ...................    2,612,786      20,154,000      9,802,000

Net Income as of September 30, 2000 ..........         --              --        4,713,000
Other Comprehensive Income, net of tax
     benefit of $136,000 .....................         --              --             --

Comprehensive Income .........................         --              --             --
Stock options exercised ......................      103,173         434,000           --
Repurchase and retirement of shares by the
   Corporation ...............................     (132,496)     (2,748,000)          --
Common Stock Issued and sold to the
     Defined Contribution Plan ...............       15,640         321,000           --
10% stock dividend including payment of
     fractional shares .......................      259,738       5,260,000     (5,263,000)
Tax benefit from the exercise of stock options         --           350,000           --
                                                 -------------------------------------------
Balance, September 30, 2000 ..................    2,858,841    $ 23,771,000    $ 9,252,000
                                                 ===========================================

                                                  Accumulated
                                                        other
                                                Comprehensive                 Comprehensive
                                                       Income          Total         Income
                                                ---------------------------------------------
Balance, January 1, 1999 .....................   $   335,000    $ 24,343,000

Net Income as of December 31, 1999 ...........          --         4,796,000    $ 4,796,000
Other Comprehensive Loss, net of tax
    benefit of $323,000 ......................      (862,000)       (862,000)      (862,000)

                                                                               -----------
Comprehensive Income .........................          --              --        3,934,000
Common stock issued and sold to the
    Defined Contribution Plan ................          --           466,000
Stock options exercised ......................          --           261,000
Tax benefit from the exercise of stock options          --           425,000
                                                ---------------------------------------------
Balance, December 31, 1999 ...................      (527,000)     29,429,000

Net Income as of September 30, 2000 ..........          --         4,713,000      4,713,000
Other Comprehensive Income, net of tax
     benefit of $136,000 .....................       222,000         222,000        222,000

                                                                               -----------
Comprehensive Income .........................          --              --      $ 4,935,000
Stock options exercised ......................          --           434,000
Repurchase and retirement of shares by the
   Corporation ...............................    (2,748,000)           --
Common Stock Issued and sold to the
     Defined Contribution Plan ...............          --           321,000
10% stock dividend including payment of
     fractional shares .......................        (3,000)           --
Tax benefit from the exercise of stock options          --           350,000
                                                ---------------------------------------------
Balance, September 30, 2000 ..................   $  (305,000)   $ 32,718,000
                                                =============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 1999 Annual Report to Shareholders, which is incorporated by reference in the Company’s 1999 annual report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options, stock dividends and the stock splits.

2.     INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at September 30, 2000 are as follows:

                                                           Gross
                                        Amortized     Unrealized          Market
                                             Cost     Gain/(Loss)          Value
                                     -------------------------------------------
Held-to-maturity
   Obligations of State and
     Political Subdivisions ......    $10,017,000    $   (74,000)    $ 9,943,000

Available-for-sale
   Taxable Obligations of
     State & Political
       Subdivisions ..............    $12,581,000    $   (43,000)    $12,538,000
U.S. Treasury Securities .........      5,020,000        (27,000)      4,993,000
U.S. Government Agencies .........     27,449,000       (208,000)     27,241,000
Preferred Stock ..................      1,649,000       (117,000)      1,532,000
Corporate Securities .............      5,553,000        (98,000)      5,455,000
--------------------------------------------------------------------------------
Total Available-for-sale .........    $52,252,000    $  (493,000)    $51,759,000

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2000.

                                 Held-to-Maturity           Available-for-Sale
                          ------------------------------------------------------
                            Amortized         Market     Amortized        Market
                                 Cost          Value          Cost         Value
                          ------------------------------------------------------

Within one year ........   $ 1,451,000   $ 1,890,000   $15,772,000   $15,724,000
After one but within
   five years ..........     7,047,000     6,552,000    33,569,000    33,142,000
Over five years ........     1,519,000     1,501,000     2,911,000     2,893,000
--------------------------------------------------------------------------------
Total ..................   $10,017,000   $ 9,943,000   $52,252,000   $51,759,000

3.      ALLOWANCE FOR CREDIT LOSSES

                                                     For the Nine Months Ended
                                                            September 30,
                                                    2000                 1999
                                               --------------------------------

Allowance for credit losses at
   beginning of period .................       $ 4,466,000         $ 3,919,000

Charge-offs ............................          (178,000)            (43,000)
Recoveries .............................            76,000              90,000
                                               --------------------------------
Net (charge-offs)/recoveries ...........          (102,000)             47,000

Provisions .............................           775,000             450,000
Allowance for credit losses at
   end of period .......................       $ 5,139,000         $ 4,416,000
                                               ================================
Ratio of allowance for credit
   losses to loans .....................              2.12%               2.36%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the nine months ended September 30, 2000 and 1999 are as follows:

                                                          2000            1999
================================================================================
Unrealized gain(loss) arising
during the period, net of tax .................       $ 228,000       $(889,000)
                                                      ---------       ---------
Reclassification adjustment for net
realized gains on securities
available-for-sale included in net
income during the year, net of tax ............           6,000          19,000
                                                      ---------       ---------
Net unrealized gain(loss) included
in other comprehensive income .................       $ 222,000       $(908,000)
                                                      =========       =========

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

The Corporation’s community banking segment provides loans, leases, SBA loan products, asset-based lending services and lines of credit to local businesses and individuals. This segment also derives revenue by investing funds that are not loaned to others in the form of loans, leases or lines of credit, into investment securities. The business purpose of BWC Mortgage Services is the origination and placement of long-term financing for real estate mortgages.

Summarized financial information for the periods ending September 30, 2000, and 1999 concerning the Corporation’s reportable segments is shown in the following table.

For the Nine Months            Community       Mortgage
Ended 09/30/2000                 Banking       Services     Adjustments          Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $ 23,359,000   $     15,000   $    (10,000)   $ 23,364,000
Commissions Received ....           --        2,136,000           --         2,136,000
Total Interest Expense ..      6,501,000         23,000        (10,000)      6,514,000
Salaries & Benefits .          5,933,000        310,000           --         6,243,000
Commissions Paid ........           --        1,429,000           --         1,429,000
Segment Profit before Tax      7,351,000        374,000       (267,000)      7,458,000
Total Assets ............   $333,858,000   $    355,000   $   (153,000)   $334,060,000
--------------------------------------------------------------------------------------

For the Nine Months            Community       Mortgage
Ended 09/30/1999                 Banking       Services     Adjustments          Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $ 17,979,000   $     40,000   $       --      $ 18,019,000
Commissions Received ....           --        2,477,000           --         2,477,000
Total Interest Expense ..      4,816,000         43,000           --         4,859,000
Salaries & Benefits .          5,053,000        440,000           --         5,493,000
Commissions Paid ........           --        1,708,000           --         1,708,000
Segment Profit before Tax      5,562,000        633,000       (342,000)      5,853,000
Total Assets ............   $287,033,000   $  1,323,000   $   (441,000)   $287,915,000
--------------------------------------------------------------------------------------

For the Three Months           Community       Mortgage
Ended 09/30/2000                 Banking       Services     Adjustments          Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $  8,372,000   $      4,000   $     (3,000)   $  8,373,000
Commissions Received ....           --          877,000           --           877,000
Total Interest Expense ..      2,395,000          5,000         (3,000)      2,397,000
Salaries & Benefits .          2,069,000        108,000           --         2,177,000
Commissions Paid ........           --          572,000           --           572,000
Segment Profit before Tax      2,604,000        185,000       (124,000)      2,665,000
Total Assets ............   $333,858,000   $    355,000   $   (153,000)   $334,060,000
--------------------------------------------------------------------------------------

For the Three Months           Community       Mortgage
Ended 09/30/1999                 Banking       Services     Adjustments          Total
--------------------------------------------------------------------------------------
Total Interest Income ...   $  6,279,000   $     15,000   $       --      $  6,294,000
Commissions Received ....           --          606,000           --           606,000
Total Interest Expense ..      1,667,000         13,000           --         1,680,000
Salaries & Benefits .          1,775,000        127,000           --         1,902,000
Commissions Paid ........           --          440,000           --           440,000
Segment Profit before Tax      1,940,000        118,000        (61,000)      1,997,000
Total Assets ............   $287,033,000   $  1,323,000   $   (441,000)   $287,915,000
--------------------------------------------------------------------------------------

6.      SFAS No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS 137 and SFAS 138). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter.

The implementation of this statement is not expected to have a material impact on the Corporation’s financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

General

Total assets of the Corporation at September 30, 2000 of $334,060,000 have increased $46,145,000 or 16% as compared to September 30, 1999. Total loans of $242,234,000 have increased $54,840,000 or 29%, and total deposits of $298,194,000 have increased $41,394,000 or 16%. Since year-end 1999 the Corporation’s assets have increased 13%, loans increased 13% and deposits increased 15%.

The Corporation’s loan-to-deposit ratio as of September 30, 2000 was 81%, as compared to 73% in 1999.

Net Income

Net income for the first nine months in 2000 of $4,713,000 was $1,133,000 greater than the first nine months in 1999. This represented a return on average assets during this period of 1.97% and a return on average equity of 20.39%. The return on average assets during the first nine months of 1999 was 1.73%, and the return on average equity was 18.25%.

Net income for the three months ending September 30, 2000 of $1,661,000 was $443,000 over the comparable period in 1999. The return on average assets during the third quarter was 2.01%, and the return on average equity was 20.81%. The return on average assets during the third quarter of 1999 was 1.69%, and the return on average equity was 17.87%.

Earning assets averaged $298,273,000 during the nine months ended September 30, 2000, as compared to $260,476,000 for the comparable period in 1999. Earning assets averaged $308,815,000 during the third quarter of 2000 as compared to $271,613,000 during the third quarter of 1999.

Diluted earnings per average common share were $1.46 for the first nine months of 2000 as compared to $1.09 for the first nine months of 1999. For the third quarter of 2000, diluted earnings per average common share were $0.52 as compared to $0.37 for the third quarter of 1999.

Net Interest Income

Interest income represents the interest earned by the Corporation on its portfolio of loans, investment securities, and other short-term investments. Interest expense represents interest paid to the Corporation’s depositors, as well as to others from whom the Corporation borrows funds on a temporary basis.

Net interest income is the difference between interest income on earning assets and interest expense on deposits and other borrowed funds. The volume of loans and deposits and interest rate fluctuations caused by economic conditions affect net interest income.

Net interest income during the first nine months of 2000 was $16,850,000 or $3,690,000 greater than the comparable period in 1999. Higher interest rates accounted for $1,070,000 or 29% of the total increase in net interest income between the respective periods. The majority, or 71% of the increase ($2,620,000) was due to increases in the volume of loans outstanding during the 2000 period, as compared to 1999. The Corporation’s net interest spread averaged 7.62% during the first nine months of 2000, as compared to 6.86% for the comparable period in 1999.

During the third quarter of 2000, the net interest spread averaged 7.77%, as compared to 6.85% during 1999. During the third quarter 29% or $395,000 was also related to the higher interest rates during the third quarter of 2000. The balance of 71% or $967,000 of the increase was related to volume growth.

Due to the fact that the Corporation has more rate-sensitive assets than liabilities, the increases in interest rates have a positive effect on the Corporation’s net interest margin. Conversely, reductions in interest rates have a negative effect. The rate increases were brought about by the Federal Reserve in an effort to slow the national economy and prevent escalating inflation.

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

The ratio of the allowance for credit losses to total loans as of September 30, 2000 was 2.12%, as compared to 2.36% for the period ending September 30, 1999. Industry standards for this ratio are generally averaging between 1.25% to 1.75%. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of September 30, 2000 it had $3,358,000 in allocated reserves and $1,781,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable due to the growth of the Bank’s loan portfolio and the new credit products that have been introduced. In the past few years, the Bank has opened an Asset-based Lending Department, a Leasing Department and a Small Business Administration lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with the new products, coupled with the Bank’s traditionally strong construction concentration, fully support a strong reserve position.

The Corporation had net charge-offs of $102,000 during the first nine months of 2000 as compared to net recoveries of $47,000 during the comparable period in 1999.

The following table provides information on past-due and nonaccrual loans:

                                                      For the Nine months Ended
                                                            September 30,
                                                          2000             1999
                                                       --------         --------
Loans Past-due 90 Days or More ...............         $ 12,000         $  6,000
Nonaccrual Loans .............................          206,000          422,000
Total ........................................         $218,000         $428,000

As of September 30, 2000 and 1999, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2000 remains uncollected. Interest foregone on nonaccrual loans was approximately $13,000 and $26,000, as of September 30, 2000 and 1999 respectively.

Noninterest Income

Noninterest income during the first nine months of 2000 was $740,000 less than during the comparable period of 1999. The decrease in 2000 was primarily related to decreased activity in the Corporation’s mortgage brokerage subsidiary, BWC Mortgage Services, which had total fee and commission income of $2,580,000 during the first nine months of 2000, which was $589,000 less than that earned during the comparable period in 1999. The decrease in income is a reflection of the increase in interest rates during the current year and the corresponding slow-down in mortgage financing activity.

There was a decrease in “Other” noninterest income between the respective periods of $125,000. This was related to reduced gains on SBA loan sales which were $29,000 during the first nine months of 2000 as compared to $120,000 during the comparable period in 1999. The decrease is not related to reduced SBA activity, but rather to a decision by management to retain the guaranteed portion in the Corporation’s own loan portfolio, rather than sell it in the market. At this time, management believes that there is a greater benefit to be gained from retaining the interest income on these loans than from premiums on their sale.

There was $9,000 in gains on securities available-for-sale, as compared to a $30,000 gain during the first nine months of 1999.

During the third quarter of 2000 noninterest income from BWC Mortgage Services was $1,016,000, which represents an increase of $204,000 from the comparable quarter of 1999. Adjustments in brokerage activity and other actions on the part of BWC Mortgage Services management has resulted in increased income, diring this period, in spite of the higher interest rate environment faced during the current year.

Noninterest Expense

Noninterest expense during the first nine months of 2000 was $1,150,000 greater than during the comparable period in 1999.

BWC Mortgage Services reflected a decrease in noninterest expense of $645,000 during the respective periods, which is related to the slow-down in mortgage origination activity due to higher interest rates.

Salaries and related benefits were $1,190,000 greater during the first nine months of 2000 as compared to 1999. This increase is related to the growth of operations, preparations for a new office in San Jose, general merit increases and performance bonuses. Staff averaged 113.5 full-time equivalent (FTE) persons during the first nine months of 2000 as compared to 100.0 FTE in 1999.

Occupancy expense increased $120,000 over the comparable period in 1999 in part due to the Bank’s new Livermore office, which was opened in November 1999, and the new office being prepared for opening later this year in San Jose, as well as to CPI and operating increases.

Total furniture and equipment expenses increased $94,000 as compared to the 1999 period, which is related primarily to the installation of new computer equipment in the Corporation’s data processing department plus the relocation and expansion of other departments.

Other expenses reflect an increase of $391,000 between the respective periods and is related to the Corporation’s growth and expanded activities.

During the third quarter of 2000 the Corporation’s noninterest expense increased $621,000 over the comparable quarter of 1999. BWC Mortgage Services reflected an increase in noninterest expense of $26,000 during the comparable periods, whereas other Corporation noninterest expenses reflected an increase of $595,000. The same reasons that were applicable for the first nine months apply to the third quarter results.

Other Real Estate Owned

As of September 30, 2000 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 2000 and 1999. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of September 30, 2000, December 31, 1999, and September 30, 1999.

Risk-based capital ratios:                   Capital Ratios
                                                                   Minimum
                    September 30,  December 31, September 30,   Regulatory
                            2000          1999          1999   Requirements
                    -------------------------------------------------------
   Tier 1 capital          10.81%        12.21%        12.49%      4.00%
   Total capital           12.06%        13.58%        13.74%      8.00%
   Leverage ratio           9.98%        10.66%         9.76%      3.00%

On July 25, 2000 the Board of Directors declared a 10% stock dividend to shareholders of record as of August 1, 2000.

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 26% of total assets at September 30, 2000 and 33% at September 30, 1999. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000.

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

In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to re-pricing or maturity characteristics. Therefore, the Corporation uses a variety of measurement tools to monitor and control the overall interest-rate risk exposure of the on-balance -sheet positions. For each measurement tool, the level of interest-rate risk created by the assets and liabilities is a function primarily of their contractual interest-rate re-pricing dates and contractual maturity (including principal amortization) dates.

The Corporation’s interest-rate risk as of September 30, 2000 was consistent with the interest-rate exposure presented in the Corporation’s 1999 annual report and was within the Corporation’s risk policy range.

INTEREST RATE SENSITIVITY

(in thousands except share and per share data)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest rate sensitivity position of the Corporation as of September 30, 2000. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                            3        3-6         12         1-5      Over 5
Repricing within:                        months     months     months      years      years     Totals
------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short Term Inv    $  7,697   $   --     $   --     $   --     $   --     $  7,697
Investment securities ..............      4,929      3,961      8,285     40,189      4,412     61,776
Construction & Real Estate Loans ...     94,978      7,722      2,617        934       --      106,251
Commercial Loans ...................     57,739     13,542     10,484      3,047       --       84,812
Consumer Loans .....................     38,106        170        335      1,006       --       39,617
Leases .............................      1,979      1,482      2,766      5,327       --       11,554
------------------------------------------------------------------------------------------------------
Interest-bearing assets ............   $205,428   $ 26,877   $ 24,487   $ 50,503   $  4,412   $311,707
------------------------------------------------------------------------------------------------------

Liabilities:
Money market accounts ..............     84,384     28,128       --         --         --      112,512
Time deposits <$100,000 ............     10,538     10,634      8,825      2,585       --       32,624
Time deposits >$100,000 ............     12,898     11,830      3,971      4,133       --       32,832
------------------------------------------------------------------------------------------------------
Interest-bearing liabilities .......   $107,820   $ 50,592   $ 12,796   $  6,718   $   --     $177,968
------------------------------------------------------------------------------------------------------

Rate-sensitive gap .................   $ 97,608   $(23,715)  $ 11,691   $ 43,785   $  4,412   $133,739
Cumulative rate-sensitive gap ......   $ 97,608   $ 73,893   $ 85,584   $129,369   $133,781
===========================================================================================

Cumulative rate-sensitive ratio ....       1.91       1.47       1.50       1.73       1.75

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

On July 25, 2000 a 10% stock dividend was granted to shareholders of record August 1, 2000.

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Materially Important Events

On August 2, 2000 an S-8 Registration Statement was filed relating to the "BWC 2000 Stock Option Plan" which was approved by shareholders during the 2000 shareholders meeting.

Item 6 - Exhibits and Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BWC FINANCIAL CORP.
                                              (Registrant)

October 31, 2000                                    James L. Ryan

---------------------------               ---------------------------------
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

October 31, 2000                                     Leland E. Wines

----------------------                    --------------------------------
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary