Form 10-K
period 2000-12-31
BWC FINANCIAL CORP
filed 2001-03-27
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000

Commission File Number 0-10658

BWC FINANCIAL CORP.
Incorporated pursuant to the Laws of California

Internal Revenue Service - Employer Identification No. 94-2621001

1400 Civic Drive, Walnut Creek, California   94596
(925) 932-5353

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(G) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____

Indicate by check mark if disclosure of deliquent filers pursuant to 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 2001: $47,497,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2001.

Title of Class:   Common Stock, no par value                           Shares Outstanding:      2,885,513

          Documents Incorporated by Reference*                          Incorporated Into:
          2000 Annual Report to Shareholders                                Part II and IV
          Definitive Proxy Statement for the 2001                            Part III
          filed by March 30, 2001.

*     Only selected protions of the document specified are incorporated by reference into this report, as more particularly described herein.

PART I

TABLE OF CONTENTS

PART II

PART III

PART IV

Item 14	Exhibits, Financial Statements Schedules
	and Reports on Form 8-K	16

	Signatures	17

	Index to Exhibits	18
		19
	Report	20

PART I

ITEM 1. BUSINESS

BWC Financial Corp. (“Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. It is a holding company for Bank of Walnut Creek, (“Bank”) which was incorporated under the laws of the State of California on November 26, 1979. Its principal office is located at 1400 Civic Drive, Walnut Creek, California 94596, and its telephone number is (925) 932-5353.

The Bank has conducted the business of a commercial bank since December 12, 1980. The Bank’s primary focus is to engage in wholesale commercial banking, serving small to middle-sized businesses, professionals, high net worth individuals and general retail banking business. Rather than concentrate on any specific industry, the Bank has solicited and attracted customers from a wide variety of light manufacturing, wholesaling, retailing, contracting, real estate development and service businesses, accountants, physicians and dentists.

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

The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. The Bank also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at all bank locations, 24 hours a day, and are part of the EDS and Cirrus networks with ATM access at locations throughout the United States and Canada. The Bank offers its clients 24-hour telephone access to their accounts and 24-hour internet banking access.

The Bank operates an SBA (Small Business Administration) lending department, and also has a “Business Credit” department which provides asset-based (factoring)loans with assignment of receivables. Both of these areas of the Bank add to the Corporation’s range of services to its clients.

The Corporation also operates, through its subsidiary, BWC Real Estate, a joint venture brokerage service called “BWC Mortgage Services”. This brokerage division not only provides long-term mortgage placement services for the Bank’s construction loan clients but for non-clients seeking long-term mortgage financing. The long-term financing is placed through the most competitive mortgage investors available in the market.

The Bank is not at this time authorized to conduct trust business and has no present intention to apply to regulatory authorities to do so. Although the Bank does not directly offer international banking services, the Bank does make such services available to its customers through other financial institutions with which the Bank has correspondent banking relations.

Service Area

The primary service area of The Bank and its branches is Contra Costa County and Alameda County with limited lending activity also in Solano County. Walnut Creek, California, is site of the Corporation’s main office and the Bank also operates offices in the cities of Orinda, Danville, San Ramon, Pleasanton, Fremont and Livermore California with a new office scheduled to open in San Jose, California during 2001.

BWC Financial Corp. has no foreign or international activities or operations.

Competition

The banking business in the Bank’s primary service area, consisting of Contra Costa County, southern Solano County, and northern Alameda County, is highly competitive with respect to both loans and deposits. The area is dominated by the major California banks, all of which have multiple branch offices throughout our defined service area. Additionally, there are many thrifts representing most of the major thrift institutions operating in the California market. There are also a number of other independent banks that are a source of competition due to the similarity of the market served.

Among the advantages of major banks are their abilities to finance wide-ranging advertising campaigns, to offer certain services (for example, trust services) which are not offered directly by the Bank, and to have substantially higher legal lending limits due to their greater capitalizations. In addition to major banks, some of the nation’s largest savings and loan associations are located in California and compete for mortgage business along with smaller savings and loan associations.

The Bank is in direct competition with all these financial institutions. Management believes the Bank competes successfully with these institutions because of sound management techniques and the flexibility to adjust to changing economic situations. The dedication of founders, directors, and Bank personnel has been instrumental in the Bank’s ability to compete. The Bank is dedicated to providing personal attention to the financial needs of businesses, professionals, and individuals in its service area.

Employees

At December 31, 2000, the Bank employed 118 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary, BWC Real Estate. There are 31 persons employed by the joint venture, BWC Mortgage Services, either directly or as independent contractors.

Supervision and Regulation

As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California State Banking Department. The Bank is also subject to regulation, supervision, and periodic examination by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System. As a state bank, the Bank’s deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000.

The regulations of those state and federal bank regulatory agencies govern most aspects of the Bank’s business and operations, including, but not limited to, requiring the maintenance of noninterest-bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends, regulating bank expansion and bank activities, including real estate development activities and determining characteristics of certain deposit accounts.

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

On November 9, 1998 a branch office was opened in Livermore, California. It is located at 211 South J Street and the premises are in a single, modern building containing 2,100 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

At this time there are no pending or threatened legal proceedings to which the Corporation is a party or to which any of the Corporation’s properties are subject.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SHAREHOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption "Common Stock Prices" on page 23 of the Corporation's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this is set forth under the caption “Management’s Discussion and Analysis of Operations” on page 20 of the Corporation’s 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Operations" at pages 20 through 24 of the 2000 Annual Report to Shareholders which is incorporated herein by reference. The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 2000 Annual Report to Shareholders which is incorporated herein by reference.
The following is an analysis of net interest earnings for the years ended December 31.

EARNING ASSETS                                        2000                                      1999
                                ----------------------------------------  ---------------------------------------
                                                   Interest       Rates                      Interest      Rates
                                     Average         Income/     Earned/       Average         Income/    Earned/
                                     Balance        Expense      Paid(1)       Balance        Expense     Paid(1)
                                ---------------------------------------   ---------------------------------------

Federal Funds Sold ..........   $  9,004,000   $    570,000       6.31%   $  9,639,000   $    483,000       5.01%
Other Short-Term Investments         914,000         57,000       6.18       3,073,000        148,000       4.82
Investment Securities:
  U.S. Treasury Securities ..      5,431,000        293,000       5.38      10,655,000        604,000       5.67
  Securities of U.S. ........
    Government Agencies .....     28,810,000      1,825,000       6.32      22,847,000      1,382,000       6.05
  Obligations of States &
    Political Subdivisions(2)     23,125,000      1,271,000       6.57      23,219,000      1,217,000       6.47
  Other Securities ..........      5,441,000        335,000       6.13       4,640,000        276,000       5.95
Loans (3) (4) (5) ...........    231,991,000     27,787,000      11.95     191,249,000     20,674,000      10.81
                                ---------------------------------------

TOTAL EARNING ASSETS ........   $304,716,000   $ 32,138,000      10.60%   $265,322,000   $ 24,784,000       9.45%
                                               ========================                  ========================

NONEARNING ASSETS                 21,523,000                                19,425,000
                                ------------                               -----------

TOTAL                           $326,239,000                              $284,747,000
                                ============                              ============

ITEM 7. (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     2000                                        1999
                               ----------------------------------------    --------------------------------------
                                                  Interest        Rates                       Interest      Rates
                                    Average         Income/      Earned/        Average         Income/    Earned/
                                    Balance        Expense      Paid(1)         Balance        Expense     Paid(1)
                               ----------------------------------------    ---------------------------------------
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts    $ 38,296,000   $    558,000       1.46%     $ 36,517,000   $    538,000      1.47%
   Money Market Accounts ...    103,539,000      4,800,000       4.63        85,923,000      3,408,000      3.97
   Time Deposits ...........     65,847,000      3,708,000       5.63        55,288,000      2,602,000      4.71
                               ----------------------------------------    --------------------------------------
TOTAL ......................    207,682,000      9,066,000       4.36       177,728,000      6,548,000      3.68

Federal Funds Purchased ....        348,000         22,000       6.26           162,000          8,000      4.89
Other Borrowed Funds .......        939,000         51,000       5.43           849,000         69,000      8.13
                               ----------------------------------------    ---------------------------------------
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS    $208,969,000   $  9,139,000       4.36%     $178,739,000   $  6,625,000      3.69%

NONINTEREST-BEARING DEPOSITS     82,450,000             --                   76,634,000             --

OTHER LIABILITIES ..........      3,357,000             --                    2,621,000             --

SHAREHOLDERS' EQUITY .......     31,463,000             --                   26,753,000             --
                               ---------------------------------------     ---------------------------------------

TOTAL                          $326,239,000                                $284,747,000
                               ============                                ============

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                  $ 22,999,000       7.61%                    $ 18,159,000      6.97%
                                              ========================                    =======================

(1)   Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
(2)   Amounts calculated on a fully tax-equivalent basis where appropriate (2000 and 1999
        Federal Statutory Rate was 34%).
(3)   Nonaccrual loans of $2,041,000 and $38,000 as of December 31, 2000 and 1999 have been included in the average loan balance.  Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
(4)   Average loans are net of average deferred loan origination fees of $1,319,000 and $982,000 in 2000 and 1999, respectively.
(5)   Loan interest income includes loan origination fees of $2,013,000 and $1,8510,000 in 2000 and 1999, respectively.

Change in Interest and Expense

Due to Volume Change and Rate Change

The following table provides pertinent information about interest income and expense between the years 2000 and 1999, and between the years 1999 and 1998. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 2000 total interest income increased $7,354,000 over 1999. Of this increase, 66% was related to the increase in the volume of average earning assets in 2000 as compared to 1999 and 34% was related to interest rates.

During 2000 total interest expense increased $2,514,000 from 1999. Of this increase, 52% was related to the increase in the volume of average interest-bearing deposits and borrowings in 2000 as compared to 1999 and 48% was related to interest rates.

Based on the above factors affecting interest income and interest expense, net interest income increased $4,840,000 during 2000 as compared to 1999.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                                                            2000 over 1999                               1999 over 1998
                                           -----------------------------------------    -----------------------------------------
                                           -----------------------------------------    -----------------------------------------
                                                Volume           Rate          Total         Volume           Rate          Total
                                           -----------------------------------------    -----------------------------------------
Increases (Decreases) in Interest Income
Federal Funds Sold .....................   $   (36,000)   $   123,000    $    87,000    $    94,000    $   (33,000)   $    61,000
Other Short-Term Investments ...........      (118,000)        27,000        (91,000)       (51,000)       (19,000)       (70,000)
Investment Securities:
  U.S. Treasury Securities .............      (289,000)       (22,000)      (311,000)         2,000        (35,000)       (33,000)
  Secutities of U.S. Government Agencies       369,000         74,000        443,000         56,000         (7,000)        49,000
  Obligations of State and
    Political Subdivisions (1) .........        23,000         31,000         54,000         54,000        (17,000)        37,000
  Corporate Debit Securities ...........        48,000         11,000         59,000        217,000          6,000        223,000
Loans ..................................     4,856,000      2,257,000      7,113,000      2,988,000       (333,000)     2,655,000
                                           -----------------------------------------    -----------------------------------------
    Total Increase (Decrease) ..........   $ 4,853,000    $ 2,501,000    $ 7,354,000    $ 3,360,000    $  (438,000)   $ 2,922,000

Increase (Decrease) in Interest Expense
Deposits:
  Savings and NOW Accounts .............   $     5,000    $    15,000    $    20,000    $    62,000    $   (60,000)   $     2,000
  Money Market Accounts ................       758,000        634,000      1,392,000        964,000        (20,000)       944,000
  Time Deposits ........................       533,000        573,000      1,106,000       (750,000)      (418,000)    (1,168,000)
Federal Funds Purchased ................        10,000          4,000         14,000          4,000           --            4,000
Other Borrowed Funds ...................        (9,000)        (9,000)       (18,000)        35,000         34,000         69,000
                                           -----------------------------------------    -----------------------------------------
    Total Increase (Decrease) ..........   $ 1,297,000    $ 1,217,000    $ 2,514,000    $   315,000    $  (464,000)   $  (149,000)
Increase (Decrease) on
                                           -----------------------------------------    -----------------------------------------
   Net Interest Income .................   $ 3,556,000    $ 1,284,000    $ 4,840,000    $ 3,045,000    $    26,000    $ 3,071,000
                                           =========================================    =========================================

(1)  Amounts calculated on a fully taxable equivalent basis where appropriate.

INVESTMENT SECURITIES

Information regarding the book value of investment securities as of December 31, 2000 and 1999 is set forth in Note 2 on Page 10 of the Corporation's 2000 Annual Report to Shareholders and is
incorporated herein by reference.

The following table is a summary of the relative maturities and yields on the Bank's investment securities as of December 31, 2000.  Yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, and by book values of the related securities.
                                                                        Maturing
                             ---------------------------------------------------------------------------------------------
                                                    After One But Within
                                 Within One Year              Five Years        Over Five   Years          Total
                             ---------------------------------------------------------------------------------------------
                                  Amount  Yield         Amount     Yield           Amount   Yield          Amount    Yield
                             ---------------------------------------------------------------------------------------------

U.S. Treasury Securities .   $ 2,001,000    5.01%     $ 1,008,000    5.10%    $      --       --      $ 3,009,000    5.05%
Obligations of U.S. ......
  Government Agencies ....     8,977,000    6.17       21,242,000    6.40       4,093,000   7.56       34,312,000    6.40
Obligations of State and
   Political Subdivisions:
      Tax-exempt* ........       868,000    6.10        8,040,000    6.31      1,012,000    6.75        9,920,000    6.34
      Taxable ............     5,028,000    6.12        9,159,000    6.63        497,000    7.26       14,684,000    6.49
Other Securities .........     2,187,000    6.16        3,833,000    6.39             --      --        6,020,000    6.30
------------------------------------------------------------------------------------------------------------------------=-

          TOTAL ..........   $19,061,000    6.03%     $43,282,000    6.40%   $ 5,602,000    7.39%     $67,945,000    6.38%
==========================================================================================================================

*  Interest is exempt from federal income taxes.

LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 2000 and 1999
is set forth in Note 3 on pages 10 and 11 of the Corporation's 2000 Annual Report to Shareholders
and is incorporated herein by reference.

 Maturity Distribution and Interest Rate Sensitivity of Loans

The following table shows the maturity distribution and interest rate sensitivity of loans of the Corporation on December 31, 2000.

                                                      LOANS WITH A MATURITY OF
                                     ---------------------------------------------------------
                                         One Year         One to     After Five
                                          or Less     Five Years          Years          Total
                                     ---------------------------------------------------------
Real Estate Construction..........   $ 71,110,000   $  1,528,000   $       --     $ 72,638,000
Commercial .......................     70,199,000     12,552,000     11,841,000     94,592,000
Installment ......................      2,232,000      5,891,000     35,097,000     43,220,000
Leases ...........................        659,000     11,778,000           --       12,437,000
Real Estate Mortgages ............      1,735,000      6,819,000     20,882,000     29,436,000
----------------------------------------------------------------------------------------------

     TOTAL .......................   $145,935,000   $ 38,568,000   $ 67,820,000   $252,323,000
==============================================================================================

Loans with Fixed Interest Rates       $10,634,000   $ 15,775,000     $4,419,000    $30,828,000
Loans with Floating Interest Rates    219,660,000      1,835,000             -     221,495,000
                                      --------------------------------------------------------

     TOTAL                          $ 230,294,000   $ 17,610,000     $4,419,000  $ 252,323,000
                                    ==========================================================

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the
Corporation for the years ended December 31, 2000, 1999 and 1998 is set forth in Note 4 on page 11 of the Corporation's 2000 Annual Report to Shareholders
and is incorporated herein by reference.

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

                               ---------------------------------------     -------------------------------
                                                2000                                   1999
                               ---------------------------------------     -------------------------------
                                        Allocation         Loans As A        Allocation         Loans As A
                                      of Allowance         Percent Of      of Allowance         Percent Of
Type of Loan                               Balance        Total Loans           Balance        Total Loans
                               ---------------------------------------     -------------------------=-----

Real Estate Construction                $1,098,000             28.79%        $1,134,000             36.53%
Commercial                               2,831,000              37.49         2,078,000              36.17
Installment                                376,000              17.13           291,000              15.95
Leases                                     434,000               4.93
Real Estate Mortgages                       75,000              11.67            61,000              11.35
Unallocated                                228,000                  -           902,000                  -
                               ---------------------------------------      ------------------------------
     TOTAL                              $5,042,000            100.00%        $4,466,000            100.00%
                               =======================================      ==============================

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

                                                          For the Year Ended December 31,
                                            ----------------------------------------------------------
                                                        2000                              1999
                                            ---------------------------       ------------------------
                                                 Average                           Average
                                                 Balance    Rates                  Balance      Rates
                                            ---------------------------       ------------------------

Noninterest-Bearing Demand                   $82,450,000           --         $ 76,634,000          --
Savings and NOW Accounts                      38,296,000        1.46%           36,517,000       1.47%
Money Market Accounts                        103,539,000         4.63           85,923,000       3.97
Time Deposits                                 65,847,000         5.63           55,287,000       4.71
                                            ---------------------------       ------------------------
    Total Deposits                         $ 290,132,000        3.10%         $254,361,000       2.58%
                                           ============================       ========================

FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.

                                               Year Ended December 31,
                                              -------------------------
                                                  2000         1999
                                              -------------------------

Return on average assets                          1.97%        1.70%
Return on average shareholders' equity           20.45%       17.93%
Cash dividend payout ratio                        0.00%        0.00%
Average shareholders' equity as % of:
  Average total assets                            9.64%        9.49%
  Average total deposits                         10.84%       10.52%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 4 through 18 of the Corporation's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant’s Proxy Statement for the 2001 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 30, 2001.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)          Documents Filed as Part of this Report

                1.    Financial Statements

The consolidated financial statements of BWC Financial Corp. and its subsidiary listed below, and appearing at the indicated page number in BWC's 2000 Annual Report to Shareholders, are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES                                            Page Number*
                                                                                -----------

Independent Public Accountants' Report for the years
   ended December 31, 2000 and 1999 is filed herewith                                   29

Consolidated Balance Sheets as of December 31, 2000 and 1999                             8

Consolidated Statements of Income for the years ended
December 31, 2000, 1999 and 1998                                                         9

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2000, 1999 and 1998                                            10

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                                        11

Notes to Consolidated Financial Statements                                         12 - 28

   2.  Financial Statement Schedules
       -----------------------------

   All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)        Reports on Form 8-K
           -------------------

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 2000.

(C)        Exhibits Filed:
           ---------------

See Index to Exhibits at page 16 of this Form 10-K.

*Refers to page number in the 2000 Annual Report to Shareholders.

SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BWC FINANCIAL CORP.

                                          By    Leland E. Wines
                                             -----------------------------
                                Executive Vice President and Chief Financial Officer

Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                       Title                        Date
---------                                       -----                        ----

James L. Ryan                           Chairman of the Board          March 27, 2001
-----------------------
                                        and Director

Leland E. Wines                         Executive Vice President and   March 27, 2001
-----------------------
                                        Chief Financial Officer

Tom Mantor                              Director                       March 27, 2001
-----------------------

Richard G. Hill                         Director                       March 27, 2001
-----------------------

Reynold C. Johnson III                  Director                       March 27, 2001
-----------------------

Craig Lazzareschi                       Director                       March 27, 2001
-----------------------

John F. Nohr                            Director                       March 27, 2001
-----------------------

John L. Winther                         Director                       March 27, 2001
-----------------------

INDEX TO EXHIBITS

                EXHIBIT                                                         EXHIBIT NUMBER
                -------                                                         --------------

Articles of Incorporation and Amendments                                   Refer to 10K filing
                                                                           of March 1994.

By-Laws                                                                    Refer to 10K filing
                                                                           of March 1994.

2000 Annual Report to Shareholders                                           13.1

Consent of Independent Public Accountants:

         Arthur Andersen LLP Consent dated March 26, 2001                    24.1

Report of Independent Public Accountants:

         Arthur Andersen LLP Report dated March 26, 2001                     25.1

ARTHUR ANDERSEN LLP

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K and the previously filed registration statements of BWC Financial Corp. on Form S-8, the 1990 Stock Option Plan (File No. 33-22290) and the 2000 Stock Option Plan (File No. 333-42830) of our report dated February 26, 2001, in BWC Financial Corp.‘s 2000 Annual Report. It should be noted that we have not audited any financial statements of BWC Financial Corp. subsequent to December 31, 2000, or performed any audit procedures subsequent to the date of our report.

Arthur Andersen LLP

San Francisco, California,
          March 26, 2001

Exhibit 24.1

ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of BWC Financial Corp.:

We have audited the accompanying consolidated balance sheets of BWC Financial Corp. (a California corporation) and Subsidiaries (the Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWC Financial Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

San Francisco, California
          March 26, 2001

Exhibit 25.1