Form 10-Q
period 2001-03-31
BWC FINANCIAL CORP
filed 2001-04-27
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of March 31, 2001, there were 2,831,305 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Changes in Securities	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of
	Security Holders	18

Item 5	Other Materially Important Events	18

Item 6	Exhibits and Reports on Form 8-K	18

	Signatures	19

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                    March 31, December 31,
Assets                                                               2001       2000
                                                                 -------------------
                                                               (Unaudited)(Unaudited)
Cash and Due From Banks ......................................   $ 18,388   $ 20,684
Federal Funds Sold ...........................................     13,703      3,268
Other Short-term Investments .................................         37        520
                                                                 -------------------
                    Total Cash and Cash Equivalents ..........     32,128     24,472

Investment Securities:
     Available-for-Sale ......................................     59,438     58,025
     Held-to-Maturity (approximate fair value of
        $10,112 in 2001 and $9,975 in 2000) ..................      9,906      9,920
Loans, Net of Allowance for Credit Losses of $5,450
     in 2001 and $5,042 in 2000 ..............................    255,017    247,281
Bank Premises and Equipment, Net .............................      2,932      2,892
Interest Receivable and Other Assets .........................      7,973      7,923
                                                                 -------------------
                    Total Assets .............................   $367,394   $350,513
                                                                 ===================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing .....................................   $ 84,383   $ 88,143
                                                                 -------------------
      Interest-bearing:
          Money Market Accounts ..............................    131,591    114,718
          Savings and NOW Accounts ...........................     41,266     38,892
          Time Deposits:
               Under $100,000 ................................     30,671     31,554
               $100,000 or more ..............................     34,729     36,329
                                                                --------------------
               Total Interest-bearing ........................    238,257    221,493

                    Total Deposits ...........................    322,640    309,636
Federal Funds Purchased ......................................       --         --
Federal Home Loan Bank Borrowings ............................      5,680      2,424
Interest Payable and Other Liabilities .......................      3,614      4,242
                                                                 -------------------

                    Total Liabilities ........................    331,934    316,302
                                                                 -------------------
Commitments and Contingent Liabilities (Note 10)
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding .........       --         --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         2,845,349 shares in 2001 and 2,850,850 in 2000 ......     22,689     23,193
Retained Earnings ............................................     12,458     10,975
Accumulated other comprehensive income .......................        313         43
                                                                 -------------------
                    Total Shareholders' Equity ...............     35,460     34,211
                                                                 -------------------
                    Total Liabilities and Shareholders' Equity   $367,394   $350,513
                                                                 ===================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

In thousands except per-share amounts                       For the Period Ended
                                                                   March 31,
Interest Income                                                  2001       2000
                                                               -----------------
                                                                  (Unaudited)
     Loans, Including Fees ...............................     $7,114     $6,128
     Investment Securities:
          Taxable ........................................        782        795
          Non-taxable ....................................        110        127
     Federal Funds Sold ..................................        203         89
     Other Short-term Investments ........................         17         15
                                                                 ---------------
                Total Interest Income ....................      8,226      7,154

Interest Expense
       Deposits ..........................................      2,521      1,948
       Federal Funds Purchased ...........................       --           15
       FHLB Borrowings ...................................         55
       Other Borrowed Funds ..............................       --           40
                                                                ----------------
                 Total Interest Expense ..................      2,576      2,003

Net Interest Income ......................................      5,650      5,151
Provision For Credit Losses ..............................        375        225
                                                                ----------------
Net Interest Income After Provision For Credit Losses ....      5,275      4,926

Noninterest Income
       BWC Mortgage Services - Commissions ...............      1,200        515
       BWC Mortgage Services - Fees & Other ..............        183        144
       Service Charges on Deposit Accounts ...............        203        197
       Other .............................................        332        256
       Gains on Security Transactions ....................         54       --
                                                                ----------------
                Total Noninterest Income .................      1,972      1,112

Noninterest Expense
       Salaries and Related Benefits .....................      2,325      2,025
       BWC Mortgage Services - Commissions ...............        812        369
       BWC Mortgage Services - Fees & Other ..............        160        157
       Occupancy .........................................        292        243
       Furniture and Equipment ...........................        189        169
       Other .............................................        948      1,006
                                                                ----------------
                Total Noninterest Expense ................      4,726      3,969
                                           -------------------------------------
BWC Mortgage Services - Minority Interest ................        136         10

Income Before Income Taxes ...............................      2,385      2,059
Provision For Income Taxes ...............................        902        729
                                                                ----------------
Net Income ...............................................     $1,483     $1,330
                                                                ================
Basic Earnings Per-share .........................             $ 0.52     $ 0.45
Diluted Earnings Per-share .......................             $ 0.47     $ 0.41
                                                                ================

Weighted Average Basic Shares .........................     2,859,434  2,930,566
Weighted Average Diluted Share Equivalents
  Related to Options ..................................       297,925    325,468
Weighted Average Diluted Shares .......................     3,157,359  3,256,034
                                                            ====================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                           For the Three
                                                                       Months  Ended
                                                                          March 31,
                                                                 --------------------
OPERATING ACTIVITIES:                                                2001        2000
                                                                 --------------------
                                                                       (Unaudited)
Net Income ...................................................   $  1,483    $  1,330
Adjustments to reconcile net income to
     net cash provided(used):
Amortization of loan fees ....................................       (462)       (464)
Provision for credit losses ..................................        375         225
Depreciation and amortization ................................        133         122
Gain of sale of securities available-for-sale ................         54        --
Tax benefit from the exercise of stock options ...............        160         250
Decrease(increase) in accrued interest receivable
     and other assets ........................................        (50)       (799)
Increase(decrease) in accrued interest payable
     and other liabilities ...................................       (628)        635
                                                                 --------------------
     Net Cash Provided by Operating Activities ...............      1,065       1,299
                                                                 --------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ............      3,889       3,389
Proceeds  from the sales of available-for-sale
     investment securities ...................................     20,881       1,000
Purchase of investment securities ............................    (25,953)     (1,983)
Loans originated, net of collections .........................     (7,649)     (6,949)
Purchase of bank premises and equipment ......................       (173)       (196)
                                                                 --------------------
     Net Cash Provided(Used) by Investing Activities .........     (9,005)     (4,739)
                                                                 --------------------

FINANCING ACTIVITIES:
Net increase(decrease) in deposits ...........................     13,004      27,676
Increase(decrease) in Fed Funds Purchased and other borrowings      3,256      (5,350)
Proceeds from issuance of common stock .......................        184         626
Cash paid for the repurchase of common stock .................       (848)     (1,214)
Increase(decrease) in BWC Mortgage Services borrowings .......       --          (245)
                                                                 --------------------
     Net Cash Provided(Used) by Financing Activities .........     15,596      21,493
                                                                 --------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents ........................      7,656      18,053
Cash and cash equivalents at beginning of year ...............     24,472      12,618
                                                                 --------------------
     Cash and Cash Equivalents at period end .................   $ 32,128    $ 30,671
                                                                 ====================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid ................................................   $  2,503    $  1,782
                                                                 ====================
Income Taxes Paid ............................................   $    880    $   --
                                                                 ====================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2000, and 2001                              Accumulated
In thousands except share amounts                                                     Other
                                                 Number    Common  Retained   Comprehensive            Comprehensive
                                              of Shares     Stock  Earnings   Income/(Loss)     Total         Income
                                            -------------------------------------------------------------------------

Balance, January 1, 2000                      2,612,786    20,154     9,802           (527)    29,429

Net Income as of December 31, 2000                   --        --     6,435              --     6,435          6,435
Other Comprehensive Income, net of tax
     liability of $350,000                           --        --        --             570       570            570
                                                                                                      ---------------
Comprehensive Income                                 --        --        --              --        --      $   7,005
Stock options exercised                         122,460       495        --              --       495
Repurchase and retirement of shares by the
   Corporation                                (159,774)   (3,387)        --              --   (3,387)
Common Stock Issued and sold to the
     Defined Contribution Plan                   15,640       321        --              --       321
10% stock dividend including payment of
     fractional shares                          259,738     5,260   (5,262)              --       (2)
Tax benefit from the exercise of stock               --       350        --              --       350
options
                                            ----------------------------------------------------------

Balance, December 31, 2000                    2,850,850  $         $               $     43  $
                                                           23,193    10,975                    34,211
(Unaudited)
Net Income as of March 31, 2001                      --        --     1,483              --     1,483          1,483
Other Comprehensive Income, net of tax
     liability of $165,000                           --        --        --             270       270            270
                                                                                                      ---------------
Comprehensive Income                                 --        --        --              --        --      $   1,753
Stock options exercised                          31,031       184        --              --       184
Repurchase and retirement of shares by the
   Corporation                                 (36,532)     (848)        --              --     (848)
Tax benefit from the exercise of stock               --       160        --              --       160
options
                                            ----------------------------------------------------------

Balance, March 31, 2001                       2,845,349  $         $               $    313  $
                                                           22,689    12,458                    35,460

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2000 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2000 annual report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

Diluted earnings per-share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend given July, 2000.

2. INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at March 31, 2001 are as follows:

                                             Amortized   Unrealized       Market
                                                  Cost         Gain        Value
                                            ------------------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions ................      $ 9,906      $   206      $10,112

Available-for-sale
U.S. Treasury Securities ................        2,010            7        2,017
U.S. Government Agencies ................       28,396          171       28,567
Taxable Obligations of
  State & Political Subdivisions ........       23,688          288       23,976
Corporate Securities ....................        4,839           39        4,878
                  --------------------------------------------------------------
Total Available-for-sale ................      $58,933      $   505      $59,438

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2001.

                                   ---------------------------------------------
                                   Amortized      Market   Amortized      Market
                                        Cost       Value        Cost       Value
                                   ---------------------------------------------

Within one year ................     $   867     $   871     $15,642     $15,748
After one, but within
   five, years .................       8,027       8,198      39,026      39,390
Over five years ................       1,012       1,043       4,265       4,300
--------------------------------------------------------------------------------
Total ..........................     $ 9,906     $10,112     $58,933     $59,438

3.     ALLOWANCE FOR CREDIT LOSSES

In Thousands                                          For the Three Months Ended
                                                               March 31,
                                                          2001             2000
                                                     ---------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses ..........................       $ 260,467        $ 221,525
                                                     --------------------------

Allowance for credit losses at
   beginning of period .......................           5,042            4,466

Charge-offs ..................................             (72)             (47)
Recoveries ...................................             105               21
                                                     --------------------------
Net (charge-offs)/recoveries .................              33              (26)

Provisions ...................................             375              225
Allowance for credit losses at
   end of period .............................       $   5,450        $   4,665
                                                     ==========================
Ratio of allowance for credit
   losses to loans                                        2.09%            2.11%

4. COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available- for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the years ended March 31, 2001 and 2000 are as follows:

================================================================================
Unrealized gain(loss) arising
during the period, net of tax .................       $ 303,000       ($141,000)
-------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains on securities
available-for-sale included in net
income during the year, net of tax ............          33,000            --
-------------------------------------------------------------------------------
Net unrealized gain included
in other comprehensive income .................       $ 270,000       ($141,000)
===============================================================================

5. BUSINESS SEGMENTS

The Corporation is principally engaged in community banking activities through its eight Bank branches. In addition to its community banking activities, the Corporation provides mortgage brokerage services through its joint venture, BWC Mortgage Services. These activities are monitored and reported by Corporation management as a separate operating segment. The separate banking offices have been aggregated into a single reportable segment, Community Banking. The other operating segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as ˜All Other˜ in the following table.

The Corporation’s community banking segment provides loans, leases and lines of credit to local businesses and individuals. This segment also derives revenue by investing funds that are not loaned to others in the form of loans, leases or lines of credit, into investment securities. The business purpose of BWC Mortgage Services is the origination and placement of long-term financing for real estate mortgages.

Summarized financial information for the years ended March 31, 2001 and 2000 concerning the Corporation’s reportable segments is shown in the following table.

Ended 03/31/2001                  Community    Mortgage
In thousands                        Banking    Services  Adjustments       Total
--------------------------------------------------------------------------------
Total Interest Income .........    $  8,228    $      1    $     (3)    $  8,226
Commissions Received ..........        --         1,200        --          1,200
Total Interest Expense ........       2,577           2          (3)       2,576
Salaries & Benefits ...........       2,187         138        --          2,325
Commissions Paid ..............        --           812        --            812
Segment Profit before Tax .....       2,279         272        (166)       2,385
Total Assets ..................    $367,215    $    388    $   (209)    $367,394
--------------------------------------------------------------------------------

For the Three Months              Community     Mortgage
Ended 03/31/2000                    Banking     Services  Adjustments      Total
--------------------------------------------------------------------------------
Total Interest Income .........    $  7,147    $      9    $     (2)    $  7,154
Commissions Received ..........        --           515        --            515
Total Interest Expense ........       1,992          13          (2)       2,003
Salaries & Benefits ...........       1,916         109        --          2,025
Commissions Paid ..............        --           369        --            369
Segment Profit before Tax .....       2,063          20         (24)       2,059
Total Assets ..................    $319,524    $    664    $   (141)    $320,047
--------------------------------------------------------------------------------

6. DERIVATIVES AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Corporation does not own any freestanding or imbedded derivatives.

The Corporation adopted SFAS 133 effective January 1, 2001. The implementation of this statement did not have a material impact on the Corporation’s financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

General

The nation, and California, are showing signs of an economic slowdown. Some forecasters are predicting California, and the Bay Area in particular, to be leading the nation in a downturn due to the concentration of the high-tech industry and to the California energy crisis. The housing market, which has been extremely strong the past few years, is expected to fall victim to the slowing economy resulting in a decline in prices and sales.

Even though the outlook for 2001 and 2002 does not look as promising as the last year, total assets of the Corporation at March 31, 2001 of $367,394,000 increased $47,347,000, or 15%, as compared to March 31, 2000. Total loans of $260,467,000 at March 31, 2001 increased $38,942,000 during the same period. Total deposits of $322,640,000 increased $36,295,000 during the same period.

The Corporation’s loan-to-deposit ratio as of March 31, 2001 was 81%, as compared to 77% on March 31, 2000.

Other short-term investments are investments in a mutual fund operated by Federated Funds Investments and are comprised of short-term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments, but often carry a slightly higher yield.

Net Income

Net income for the first three months in 2001 of $1,483,000 was $153,000 greater then the first three months in 2000. This represented a return on average assets during the quarter of 1.67% as compared to 1.72% in 2000, and a return on average equity of 16.87% as compared to 17.76% in 2000. The reduction in rates of return is the result of the decreases in the prime rate that have been brought about by actions of the Federal Reserve. Since most of the Bank’s loans are indexed to the prime rate, decreases in this index will reduce the return on these assets to a greater extent than can be offset by reductions to interest-bearing deposits.

Earning assets averaged $333,924,000 during the first quarter of 2001, an increase of $45,666,000 from the comparable quarter of 2000. During this same period loans averaged $256,801,000, an increase of $39,232,000 over 2000, and deposits averaged $313,307,000, an increase of $37,527,000 over 2000.

Diluted earnings per average common share and common equivalent shares for the first three months of 2001 were $0.47, as compared to $0.41 for the first three months of 2000.

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

Net interest income during the first three months of 2001 was $5,650,000, or $499,000 greater than the comparable period in 2000. This increase is the result of increases in volume of funds rather than in rates. Based on the volume increase alone, net interest income would have increased by $792,000 over the comparable quarter in 2000, but due to the decrease in interest rates between the respective periods, this growth was reduced by $293,000.

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

The ratio of the allowance for credit losses to total loans as of March 31, 2001, was 2.09% as compared to 2.11% for the period ending March 31, 2000. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of March 31, 2001 the Corporation had $4,764,000 in allocated reserves and $686,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank’s loan portfolio and the new credit products that have been introduced. In the past few years, the Bank has opened an Asset-based Lending Department, a Leasing Department and a Small Business Administration lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with these new products, coupled with the Bank’s traditionally strong construction concentration, fully supports the reserve position.

The Corporation had net recoveries of $33,000 during the first quarter of 2001 as compared to net charge-offs of $26,000 during the comparable period in 2000.

The following table provides information on past-due and nonaccrual loans:

                                                        March 31,
                                                  2001              2000
                                            ----------------------------
Loans Past Due 90 Days or More              $    3,000        $   29,000
Nonaccrual Loans                             2,050,000            25,000
------------------------------------------------------------------------
Total                                       $2,053,000        $   54,000

As of March 31, 2001 and 2000, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2001 remains uncollected. Interest foregone on nonaccrual loans was approximately $183,000 and $6,000 as of March 31, 2001 and 2000, respectively. The increase in nonaccrual loans, as compared to the year earlier period, is primarily comprised of two loans. One loan, which represented over 21% of the total nonaccrual figure above, has now been paid-in-full. The other loan was over 70% of the above nonaccrual total and the Corporation has set aside $400,000 as a specific reserve against the loan, which management believes fully covers the potential loss on this credit. This is a secured credit which had been placed on nonaccrual at year-end 2000 and has been significantly reduced since that time. It continues to perform on a reduction plan.

Noninterest Income

Noninterest income during the first quarter of 2001 was $860,000 more than during the comparable quarter of 2000. The increase is primarily attributed to the increase in income from the Corporation’s subsidiary, BWC Mortgage Services. Their income has increased, in part, due to the drop in mortgage rates and increase in refinancing activity. However, almost all areas of noninterest income reflect increases over the comparable period in 2000.

Noninterest Expense

Noninterest expense during the first quarter of 2001 was $757,000 greater than during the comparable quarter of 2000. The increase in 2001 was reflected in increases in BWC Mortgage Service commissions and other expenses of $446,000, in salaries, bonuses and benefits of $300,000, of occupancy expense of $49,000, of furniture and equipment of $20,000 and a reduction in other expenses of $58,000.

The increase in BWC Mortgage Service expense is related to the increase in activity in the mortgage industry as compared to the year earlier period and is reflected in the income generated from the BWC Mortgage Services subsidiary.

The increase in salaries and benefits is related to general merit increases, performance bonuses and growth of operations. The Bank staff averaged 115.8 FTE (full time equivalent) persons during the first quarter of 2001 as compared to 111.0 FTE in 2000. The increase in occupancy expense over the comparable period in 2000 is due in part to the opening of the Bank’s new San Jose office, to CPI and operating increases. The increase in furniture and equipment expense is also related to the Corporation’s expansion and growth and to upgrading and increasing the Bank’s technology sector. The reduction in other expense is related in part to the timing of events and may not be reflective of the full year’s results.

Other Real Estate Owned

As of March 31, 2001, the Corporation had no other real-estate-owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Corporation’s interest rate risk as of March 31, 2001 was well within the Corporation’s risk policy range and comparable to the interest rate exposure presented in the Corporation’s 2000 annual report, which was also within the Corporation’s risk policy range.

Capital Adequacy

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of ˜qualifying capital˜ to ˜risk-weighted assets˜. Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the bank’s Tier 1 capital consists of shareholders’ equity, while Tier 2 capital also includes the eligible allowance for loan losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 2001 and 2000. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of March 31, 2001, December 31, 2000, and March 31, 2000.

                                                                       Minimum
Current guidelines      March 31,   December 31,   March 31,        regulatory
                            2001           2000        2000       requirements
                           ------         ------     ------            ------
   Tier 1 capital          11.47%         12.21%     12.13%             4.00%
   Total capital           12.73%         13.58%     13.39%             8.00%
   Leverage ratio           9.90%         10.66%     10.00%             3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its investment securities and Federal Funds Sold. Cash, investment securities, and other temporary investments represented 28% of total assets at March 31, 2001 and 29% at March 31, 2000. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000 plus secured borrowing lines available at the Federal Home Loan Bank and at the Federal Reserve Bank.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 2001. In a rising interest rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

                                          3        3-6          12        1-5     Over 5
In thousands                         months     months      months      years      years     Totals
---------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments .................   $ 13,740   $   --      $   --     $   --     $   --     $ 13,740
Investment securities ..........      4,444      6,285       8,530     48,036      2,049     69,344
Construction & Real Estate Loans     96,914      9,758       3,305      1,461      4,972    116,410
Commercial Loans ...............     59,611     18,620       7,466      2,607        323     88,627
Consumer Loans .................     41,851        129         261        644          0     42,885
Leases .........................      2,311      1,715       3,178      5,341       --       12,545
                     ------------------------------------------------------------------------------
Interest-bearing assets ........   $218,871   $ 36,507    $ 22,740   $ 58,089   $  7,344   $343,551
                     ------------------------------------------------------------------------------

Liabilities:
Money market accounts ..........   $ 65,796   $ 65,795    $   --     $   --     $   --     $131,591
Time deposits <$100,000 ........     10,432      9,375       7,813      2,950        101     30,671
Time deposits >$100,000 ........     10,387      9,596      11,009      3,737          0     34,729
                     ------------------------------------------------------------------------------
Interest-bearing liabilities ...   $ 86,615   $ 84,766    $ 18,822   $  6,687   $    101   $196,991
                     ------------------------------------------------------------------------------

Rate-sensitive gap .............   $132,256   $(48,259)   $  3,918   $ 51,402   $  7,243   $146,560
Cumulative rate-sensitive gap ..   $132,256   $ 83,997    $ 87,915   $139,317   $146,560
                                  =================================================================

Cumulative rate-sensitive ratio        2.53       1.49        1.46       1.71       1.74

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

                                              (Registrant)

     3/24/01                                        James L. Ryan
---------------------------               ---------------------------------
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

     3/24/01                                         Leland E. Wines
----------------------                    --------------------------------
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary