Form 10-Q
period 2001-06-30
BWC FINANCIAL CORP
filed 2001-07-27
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of June 30, 2001, there were 3,116,128 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Changes in Securities	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of
	Security Holders	18

Item 5	Other Materially Important Events	18

Item 6	Exhibits and Reports on Form 8-K	18

	Signatures	19

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEET

In thousands                                                              June 30, December 31,
Assets                                                                    2001            2000
                                                                      ------------------------
                                                                                (Unaudited)
Cash and Due From Banks ......................................        $ 18,422        $ 20,684
Federal Funds Sold ...........................................           8,380           3,268
Other Short-term Investments .................................              54             520
                                                                      ------------------------
                    Total Cash and Cash Equivalents ..........          26,856          24,472

Investment Securities:
     Available-for-Sale ......................................          56,884          58,025
     Held-to-Maturity (approximate fair value of
        $10,528 in 2001 and $9,975 in 2000) ..................          10,303           9,920
Loans, Net of Allowance for Credit Losses of $5,097
     in 2001 and $5,042 in 2000 ..............................         265,056         247,281
Bank Premises and Equipment, Net .............................           3,188           2,892
Interest Receivable and Other Assets .........................           8,379           7,923
                                                                      ------------------------
                    Total Assets .............................        $370,666        $350,513
                                                                      ========================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing .....................................        $ 88,173        $ 88,143
                                                                      ------------------------
      Interest-bearing:
          Money Market Accounts ..............................         132,790         114,718
          Savings and NOW Accounts ...........................          39,759          38,892
          Time Deposits:
               Under $100 ....................................          30,294          31,554
               $100 or more ..................................          33,861          36,329
                                                                      ------------------------
               Total Interest-bearing ........................         236,704         221,493

                    Total Deposits ...........................         324,877         309,636
Federal Funds Purchased ......................................            --              --
Federal Home Loan Bank Borrowings ............................           6,578           2,424
Interest Payable and Other Liabilities .......................           3,049           4,242
                                                                      ------------------------

                    Total Liabilities ........................         334,504         316,302
                                                                      ------------------------
Commitments and Contingent Liabilities
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding .........              --              --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,116,128 shares in 2001 and 2,850,850 in 2000 ......          28,237          23,193
Retained Earnings ............................................           7,524          10,975
Accumulated other comprehensive income .......................             401              43
                                                                      ------------------------
                    Total Shareholders' Equity ...............          36,162          34,211
                                                                      ------------------------
                    Total Liabilities and Shareholders' Equity        $370,666        $350,513
                                                                      ========================
The accompanying notes are an integral part of these consolidated statements

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

In thousands except per-share amounts                      For the Three Months        For the Six Months
Interest Income                                                   Ended June 30,            Ended June 30,
                                                     ----------------------------------------------------
                                                              2001         2000         2001         2000
     Loans, including Fees                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                                     ----------------------------------------------------
     Investment Securities: .........................   $    6,802   $    6,818   $   13,916   $   12,946
          Taxable ...................................          819          791        1,601        1,586
          Non-taxable ...............................          114          124          224          251
     Federal Funds Sold .............................           73           93          276          182
     Other Short-term Investments ...................            2           10           19           25
                                                     ----------------------------------------------------
                Total Interest Income ...............        7,810        7,836       16,036       14,990
Interest Expense
       Deposits .....................................        2,199        2,106        4,720        4,054
       Federal Funds Purchased ......................           16            6           16          --
       FHLB Borrowings ..............................           91         --            146           21
       Other Borrowed Funds .........................            1            1            1           41
                                                     ----------------------------------------------------
                 Total Interest Expense .............        2,307        2,113        4,883        4,116

Net Interest Income .................................        5,503        5,723       11,153       10,874
Provision for Credit Losses .........................          375          250          750          475
                                                     ----------------------------------------------------
Net Interest Income After Provision For Credit Losses        5,128        5,473       10,403       10,399

Noninterest Income
       BWC Mortgage Services - Commissions ..........        1,428          744        2,628        1,259
       BWC Mortgage Services - Fees & Other .........          212          161          395          305
       Service Charges on Deposit Accounts ..........          193          197          396          394
       Other ........................................          322          270          654          526
       Gains on Security Transactions ...............           11         --             65         --
                                                     ----------------------------------------------------
                Total Noninterest Income ............        2,166        1,372        4,138        2,484

Noninterest Expense
       Salaries and Related Benefits ................        2,405        2,041        4,730        4,066
       BWC Mortgage Services - Commissions ..........          979          488        1,791          857
       BWC Mortgage Services - Fees & Other .........          158          152          318          309
       Occupancy ....................................          321          269          613          512
       Furniture and Equipment ......................          207          169          396          338
       Other ........................................        1,290          909        2,238        1,915
                                                     ----------------------------------------------------
                Total Noninterest Expense ...........        5,360        4,028       10,086        7,997
                                                     ----------------------------------------------------
BWC Mortgage Services - Minority Interest ...........          166           84          302           94

Income Before Income Taxes ..........................        1,768        2,733        4,153        4,792
Provision for Income Taxes ..........................          654        1,012        1,556        1,741
                                                     ----------------------------------------------------
Net Income ..........................................   $    1,114   $    1,721   $    2,597   $    3,051
                                                     ====================================================
Basic Earnings Per Share ............................   $     0.36   $     0.55   $     0.83   $     0.96
Diluted Earnings Per Share ..........................   $     0.32   $     0.49   $     0.75   $     0.86
                                                     ====================================================

Weighted Average Basic Shares .......................    3,109,514    3,156,936    3,130,500    3,190,279
Weighted Average Diluted Share
   Equivalents Related to Options ...................      327,128      357,693      330,897      357,854
Weighted Average Diluted Shares .....................    3,436,642    3,514,629    3,461,397    3,548,133
                                                     ====================================================
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                         For the Six Months Ended June 30,
                                                                     ---------------------------------
                                                                                2001             2000
                                                                          ----------------------------
OPERATING ACTIVITIES:                                                     (Unaudited)      (Unaudited)
Net Income .........................................................        $  2,597         $  3,051
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees .....................................            (938)          (1,007)
     Provision for credit losses ...................................             750              475
     Depreciation and amortization .................................             284              226
     Gain on sale of securities available for sale .................             (65)            --
     Tax benefit from the exercise of stock options ................             299              250
     Increase in accrued interest receivable
        and other assets ...........................................            (456)            (789)
     Increase/(decrease) in accrued interest payable
        and other liabilities ......................................          (1,193)             580
                                                                           --------------------------
               Net Cash Provided by Operating Activities ...........           1,278            2,786
                                                                           --------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ..................           7,726            4,767
Proceeds  from the sales of available-for-sale investment securities          23,881            2,000
Purchase of investment securities ..................................         (30,426)          (3,533)
Loans originated, net of collections ...............................         (17,587)         (16,134)
Purchase of bank premises and equipment ............................            (580)            (324)
                                                                           --------------------------
               Net Cash Used by Investing Activities ...............         (16,986)         (13,224)
                                                                           --------------------------

FINANCING ACTIVITIES:
Net increase in deposits ...........................................          15,241           30,078
Increase(decrease) in Fed Funds Purchased and other borrowings .....           4,154           (5,350)
Proceeds from issuance of common stock .............................             227              699
Cash paid for the repurchase of common stock .......................          (1,525)          (2,312)
Cash paid in lieu of fractional shares .............................              (5)            --
Decrease in BWC Mortgage Services borrowings .......................            --               (425)
                                                                           --------------------------
               Net Cash Provided by Financing Activities ...........          18,092           22,690
                                                                           --------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents ..............................           2,384           12,252
Cash and cash equivalents at beginning of year .....................          24,472           12,618
                                                                           --------------------------
     Cash and Cash Equivalents at period end .......................        $ 26,856         $ 24,870
                                                                           ==========================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid ......................................................        $  4,777         $  3,746
                                                                           ==========================
Income Taxes Paid ..................................................        $  2,285         $    670
                                                                           ==========================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2000, and 2001                                        Accumulated
In thousands except share amounts                                                               Other
                                                     Number        Common      Retained Comprehensive               Comprehensive
                                                  of Shares         Stock      Earnings  Income/(Loss)        Total        Income
                                                  -------------------------------------------------------------------------------

Balance, January 1, 2000 .....................    2,612,786    $   20,154    $    9,802    $     (527)   $   29,429

Net Income as of December 31, 2000 ...........         --            --           6,435          --           6,435    $    6,435
Other Comprehensive Income, net of tax
     liability of $350,000 ...................         --            --            --             570           570           570
                                                                                                                       ----------
Comprehensive Income .........................         --            --            --            --            --      $    7,005
Stock options exercised ......................      122,460           495          --            --             495
Repurchase and retirement of shares by the
   Corporation ...............................     (159,774)       (3,387)         --            --          (3,387)
Common Stock Issued and sold to the
     Defined Contribution Plan ...............       15,640           321          --            --             321
10% stock dividend including payment of
     fractional shares .......................      259,738         5,260        (5,262)         --              (2)
Tax benefit from the exercise of stock options         --             350          --            --             350
                                                 -------------------------------------------------------------------

Balance, December 31, 2000 ...................    2,850,850    $   23,193    $   10,975    $       43    $   34,211
(Unaudited)
Net Income as of June 30, 2001 ...............         --            --           2,597          --           2,597    $    2,597
Other Comprehensive Income, net of tax
     liability of $250,000 ...................         --            --            --             358           358           358
                                                                                                                       ----------
Comprehensive Income .........................         --            --            --            --            --      $    2,955
Stock options exercised ......................       48,044           227          --            --             227
Repurchase and retirement of shares by the
   Corporation ...............................      (64,474)       (1,525)         --            --          (1,525)
10% stock dividend including payment of
     fractional shares .......................      281,708         6,043        (6,048)         --              (5)
Tax benefit from the exercise of stock options         --             299          --            --             299
                                                 -------------------------------------------------------------------

Balance, June 30, 2001 ......................    3,116,128    $   28,237    $    7,524    $      401    $   36,162

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and the results of operations for the six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2000 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2000 annual report on Form 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per share amounts have been restated to reflect the 10% stock dividend given May, 2001.

2.     INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at June 30, 2001 are as follows:
In thousands                                                 Gross
                                           Amortized    Unrealized        Market
                                                Cost          Gain         Value
                                             -----------------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions .............       $10,303       $   225       $10,528

Available-for-sale
U.S. Treasury Securities .............         1,006             9         1,015
U.S. Government Agencies .............        27,442           168        27,610
Taxable Obligations of
  State & Political Subdivisions .....        23,457           422        23,879
Corporate Securities .................         4,333            47         4,380
--------------------------------------------------------------------------------
Total Available-for-sale .............       $56,238       $   646       $56,884

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2001.

In thousands                        Held-to-Maturity          Available-for-Sale
                                ------------------------------------------------
                                Amortized       Market    Amortized       Market
                                     Cost        Value         Cost        Value
                                ------------------------------------------------

Within one year ............      $   871      $   875      $13,147      $13,258
After one, but within
   five, years .............        8,575        8,775       39,297       39,790
Over five years ............          857          878        3,794        3,836
--------------------------------------------------------------------------------
Total ......................      $10,303      $10,528      $56,238      $56,884

3.     ALLOWANCE FOR CREDIT LOSSES

In Thousands                                          For the Six Months Ended
                                                             June 30,
                                                        2001              2000
                                                   ---------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses ........................       $ 270,153         $ 231,463
                                                   ---------------------------

Allowance for credit losses at
   beginning of period .....................           5,042             4,466

Charge-offs ................................            (825)             (106)
Recoveries .................................             130                58
                                                   ---------------------------
Net (charge-offs)/recoveries ...............            (695)              (48)

Provisions .................................             750               475
Allowance for credit losses at
   end of period ...........................       $   5,097         $   4,893
                                                   ===========================
Ratio of allowance for credit
   losses to loans .........................            1.89%             2.11%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available- for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the six months ended June 30, 2001 and 2000 are as follows:
                                                            2001            2000
================================================================================
Unrealized gain(loss) arising
during the period, net of tax ...................          $ 398          $(121)
                                                           --------------------
Reclassification adjustment for net
realized gains on securities
available-for-sale included in net
income during the year, net of tax ..............             40           --
                                                           --------------------
Net unrealized gain(loss) included
in other comprehensive income ...................          $ 358          $(121)
                                                           ====================

5.     BUSINESS SEGMENTS

The Corporation is principally engaged in community banking activities through its eight Bank branches. In addition to its community banking activities, the Corporation provides mortgage brokerage services through its joint venture, BWC Mortgage Services. These activities are monitored and reported by Corporation management as a separate operating segment. The separate banking offices have been aggregated into a single reportable segment, Community Banking. The Corporation's community banking segment provides loans, leases and lines of credit to local businesses and individuals. This segment also derives revenue by investing funds that are not loaned to others in the form of loans, leases or lines of credit, into investment securities. The business purpose of BWC Mortgage Services is the origination and placement of long-term financing for real estate mortgages. Summarized financial information for the years ended June 30, 2001 and 2000 concerning the Corporation's reportable segments is shown in the following table.

For the Six Months             Community     Mortgage
Ended 06/30/2001                 Banking     Services   Adjustments        Total
--------------------------------------------------------------------------------
Total Interest Income .....     $ 16,039     $      3     $     (6)       16,036
Commissions Received ......           --        2,628           --         2,628
Total Interest Expense ....        4,886            3           (6)        4,883
Salaries & Benefits .......        4,421          309           --         4,730
Commissions Paid ..........           --        1,791           --         1,791
Segment Profit before Tax .        3,922          604         (373)        4,153
Total Assets ..............     $370,563     $    374     $   (271)     $370,666
                                                                        --------

For the Six Months             Community     Mortgage
Ended 06/30/2000                 Banking     Services   Adjustments        Total
--------------------------------------------------------------------------------
Total Interest Income .....     $ 14,987     $     11     $     (8)     $ 14,990
Commissions Received ......           --        1,259           --         1,259
Total Interest Expense ....        4,106           18           (8)        4,116
Salaries & Benefits .......        3,864          202           --         4,066
Commissions Paid ..........           --          857           --           857
Segment Profit before Tax .        4,747          189         (144)        4,792
Total Assets ..............     $322,375     $    448     $    357      $323,180
--------------------------------------------------------------------------------

For the Three Months           Community     Mortgage
Ended 06/30/2001                 Banking     Services   Adjustments        Total
--------------------------------------------------------------------------------
Total Interest Income .....     $  7,811     $      2     $     (3)     $  7,810
Commissions Received ......         --          1,428         --           1,428
Total Interest Expense ....        2,309            1           (3)        2,307
Salaries & Benefits .......        2,234          171         --           2,405
Commissions Paid ..........         --            979         --             979
Segment Profit before Tax .        1,643          332         (207)        1,768
Total Assets ..............     $370,563     $    374     $   (271)      370,666
--------------------------------------------------------------------------------

For the Three Months           Community     Mortgage
Ended 06/30/2000                 Banking     Services   Adjustments        Total
--------------------------------------------------------------------------------
Total Interest Income .....     $  7,840     $      2     $     (6)        7,836
Commissions Received ......         --            744         --             744
Total Interest Expense ....        2,114            5           (6)        2,113
Salaries & Benefits .......        1,948           93         --           2,041
Commissions Paid ..........         --            488         --             488
Segment Profit before Tax .        2,684          169         (120)        2,733
Total Assets ..............     $322,375     $    448     $    357       323,180
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

General

Total assets of the Corporation at June 30, 2001 of $370,666,000 have increased $48,003,000 or 15% as compared to June 30, 2000. Total loans of $270,153,000 have increased $38,690,000 or 17%, and total deposits of $324,877,000 have increased $36,131,000 or 13%. Since year-end 2000 the Corporation’s assets have increased 6%, loans increased 7%, and deposits increased 5%.

The Corporation’s loan-to-deposit ratio as of June 30, 2001 was 83%, as compared to 80% in 2000.

Net Income

Net income for the first six months in 2001 of $2,597,000 was $454,000 less than the first six months in 2000. This represented a return on average assets during this period of 1.45% and a return on average equity of 14.67%. The return on average assets during the first six months of 2000 was 1.94%, and the return on average equity was 20.21%.

Net income for the three months ending June 30, 2001 of $1,114,000 was $607,000 less than the comparable period in 2000. The return on average assets during the second quarter was 1.23%, and the return on average equity was 12.48%. The return on average assets during the second quarter of 2000 was 2.16%, and the return on average equity was 22.65%.

Earning assets averaged $337,682,000 during the six months ended June 30, 2001, as compared to $293,002,000 for the comparable period in 2000. Earning assets averaged $341,441,000 during the second quarter of 2001 as compared to $297,745,000 during the second quarter of 2000.

Diluted earnings per average common share were $.75 for the first six months of 2001 as compared to $0.86 for the first six months of 2000. For the second quarter of 2001, diluted earnings per average common share were $0.32 as compared to $0.49 for the second quarter of 2000.

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

Net interest income during the first six months of 2001 was $11,153,000 or $279,000 greater than the comparable period in 2000, however, this was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $9,149,000 more than during the first six months of 2000. The prime lending rate decreased from 9.50% at the beginning of 2001 to 6.75% as of June 30, 2001, or a drop of 2.75%. The average prime rate for the first six months of 2001 was 7.98% as compared to an average of 8.97% in 2000.

Due to the Corporation’s asset-sensitive position, decreasing interest rates result in a decrease in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 6.71% during the first six months of 2001 as compared to 7.53% in 2000. The decrease in net interest margin alone is estimated to have resulted in a decrease in interest income of $1,289,000 during the first six months of 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $1,568,000.

During the second quarter 2001 the Corporation’s net interest margin averaged 6.53% as compared to 7.80% in 2000. The decrease in net interest margin alone is estimated to have resulted in a decrease in interest income of $937,000 during the second quarter of 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $717,000. The result was a net decrease in interest income of $220,000 during the second quarter of 2001 as compared to 2000.

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

The ratio of the allowance for credit losses to total loans as of June 30, 2001 was 1.89%, as compared to 2.11% for the period ending June 30, 2000. The Corporation’s ratios for both periods is considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of June 30, 2001 it had $4,818,000 in allocated allowance and $279,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the new credit products that have been introduced. In the past few years, the Bank has opened an Asset-based Lending Department, a Leasing Department and a Small Business Administration lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with the new products, coupled with the Bank’s traditionally strong construction concentration, fully support a strong allowance position.

The Corporation had net charge-offs of $695,000 during the first six months of 2001 as compared to net charge-offs of $48,000 during the comparable period in 2000. During the second quarter of 2001 a charge was taken against the allowance of approximately $600,000 related to one borrower in the Corporation’s Accounts Receivable Department.

The following table provides information on past-due and nonaccrual loans:

                                                       June 30,
                                                  2001             2000
                                            ---------------------------
Loans Past-due 90 Days or More              $   30,000       $   21,000
Nonaccrual Loans                             1,311,000           24,000
                                            ---------------------------
Total                                       $1,341,000       $   45,000
                                            ===========================

As of June 30, 2001 and 2000, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2001 remains uncollected. Interest foregone on nonaccrual loans was approximately $252,000 and $6,000, as of June 30, 2001 and 2000 respectively.

Noninterest Income

Noninterest income during the first six months of 2001 was $1,654,000 greater than during the comparable period of 2000. The increase in 2001 was primarily related to increased activity in the Corporation’s brokerage subsidiary, BWC Mortgage Services, which had total fee income of $2,628,000 during the first half of 2001 which was $1,369,000 more than that earned during the comparable period in 2000. The increase in income is in part a reflection of the decrease in interest rates during the current year and the corresponding increase in mortgages and refinancing activity.

The other categories of noninterest income are comparable to the prior year and the Corporation’s growth.

There were gains on securities available-for-sale of $65,000 during the first six months of 2001 whereas there were none during the 2000 period. The gains in 2001 were the result of a large number of agency securities which were called by the issuing agencies due to the decline in rates and the ability of these agencies to reissue debt at lower rates.

During the second quarter of 2001 noninterest income from BWC Mortgage Services was $1,428,000 which was $684,000 more than that earned during the comparable quarter of 2000. The same reasons given above for the six-month results are applicable to the second quarter.

Noninterest Expense

Noninterest expense during the first six months of 2001 was $2,089,000 greater than during the comparable period in 2000.

BWC Mortgage Services reflected an increase in noninterest expense of $943,000 during the respective periods, which is related to their increase in mortgage origination activity due in part to lower interest rates.

Salaries and related benefits were $664,000 greater during the first six months of 2001 as compared to 2000. This increase is related to the growth of operations, general merit increases and provision for performance bonuses. As the year progresses, if performance goals are not met, bonus provisions may be reduced or reversed. The Bank’s staff averaged 119 full-time equivalent (FTE) persons during the first six months of 2001 as compared to 112 FTE in 2000.

Occupancy expense increased $101,000 over the comparable period in 2000 in part due to the Bank’s new San Jose office, which was opened in March, 2001, and due to CPI and operating increases.

Total furniture and equipment expenses increased $58,000 as compared to the 2000 period, which is related in part to the addition of the San Jose office and additions and upgrades to the Bank’s information technology systems.

Other expenses reflect an increase of $323,000 between the respective periods. The Bank incurred an operating loss of approximately $100,000 during the second quarter of 2001 related to check fraud. The balance of the increase in other expenses is primarily related to the Corporation’s growth and expanded activities.

During the second quarter of 2001 the Corporation’s noninterest expense increased $1,332,000 over the comparable quarter of 2000. BWC Mortgage Services reflected a increase in noninterest expense of $497,000 during the comparable periods, and other Corporation noninterest expenses reflected an increase of $835,000. The reasons that were applicable for the first six months apply to the second quarter results, particularly as related to the new San Jose office and the operating loss mentioned above.

Other Real Estate Owned

As of June 30, 2001 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 2001 and 2000. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of June 30, 2001, December 31, 2000, and June 30, 2000.

Risk-based capital ratios:                   CAPITAL RATIOS
                                                                         Minimum
                                June 30,  December 31,     June 30,   Regulatory
                                   2001          2000         2000  Requirements
                                ------------------------------------------------
   Tier 1 capital .........       11.48%        12.21%       11.86%        4.00%
   Total capital ..........       12.73%        13.58%       13.12%        8.00%
   Leverage ratio .........        9.86%        10.66%        9.87%        3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 25% of total assets at June 30, 2001 and 27% at June 30, 2000. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000 and the ability to borrow, on a collateralized basis, from the Federal Home Loan Bank.

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

The Corporation’s interest-rate risk as of June 30, 2001 was consistent with the interest-rate exposure presented in the Corporation’s 2000 annual report and was within the Corporation’s risk policy range.

Interest Rate Sensitivity

(In thousands)

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest rate sensitivity position of the Corporation as of June 30, 2001. In a rising interest rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Repricing within:                         3        3-6          12        1-5     Over 5
In thousands                         months     months      months      years      years     Totals
---------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments .................   $  8,434   $   --      $   --     $   --     $   --     $  8,434
Investment securities ..........      6,893      3,570      11,101     43,998      1,625     67,187
Construction & Real Estate Loans     58,060     44,408      20,893      1,529      6,157    131,047
Commercial Loans ...............     59,696     17,142       3,886      2,486          0     83,210
Consumer Loans .................     42,218        121         234        542          0     43,115
Leases .........................      2,486      1,792       3,231      5,273       --       12,782
                                   ----------------------------------------------------------------
Interest-bearing assets ........   $177,787   $ 67,033    $ 39,345   $ 53,828   $  7,782   $345,775
                                   ----------------------------------------------------------------

Liabilities:
Money market accounts ..........   $ 66,395   $ 66,395    $   --     $   --     $   --     $132,790
Time deposits <$100,000 ........     10,958      7,469      10,245      1,621          0     30,293
Time deposits >$100,000 ........     12,400      9,040      10,959      1,462          0     33,861
                                   ----------------------------------------------------------------
Interest-bearing liabilities ...   $ 89,753   $ 82,904    $ 21,204   $  3,083   $   --     $196,944
                                   ----------------------------------------------------------------

Rate-sensitive gap .............   $ 88,034   $(15,871)   $ 18,141   $ 50,745   $  7,782   $148,831
Cumulative rate-sensitive gap ..   $ 88,034   $ 72,163    $ 90,304   $141,049   $148,831
                                  ======================================================

Cumulative rate-sensitive ratio        1.98       1.42        1.47       1.72       1.76

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The  Corporation  is a  defendant  in legal  actions  arising  from  normal business activities. Management believes that these actions are without merit or that the ultimate  liability,  if any,  resulting  from them will not materially affect the Corporation's financial position.

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

7/25/2001                                           James L. Ryan
---------------------------               ---------------------------------
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

7/25/2001                                            Leland E. Wines
----------------------                    --------------------------------
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary