Form 10-Q
period 2001-09-30
BWC FINANCIAL CORP
filed 2001-10-25
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of September 30, 2001, there were 3,133,365 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Changes in Securities	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of
	Security Holders	18

Item 5	Other Materially Important Events	18

Item 6	Exhibits and Reports on Form 8-K	18

	Signatures	19

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                      September 30,   December 31,
Assets                                                                    2001           2000
                                                                 -----------------------------
                                                                   (Unaudited)
Cash and Due From Banks                                              $  19,044      $  20,684
Federal Funds Sold                                                      33,207          3,268
Other Short-term Investments                                             5,592            520
                                                                 -----------------------------
                    Total Cash and Cash Equivalents                     57,843         24,472

Investment Securities:
     Available-for-Sale                                                 58,844         58,025
     Held-to-Maturity (approximate fair value of
        $9,936 in 2001 and $9,975 in 2000)                               9,540          9,920
Loans, Net of Allowance for Credit Losses of $4,936
     in 2001 and $5,042 in 2000                                        268,899        247,281
Bank Premises and Equipment, Net                                         3,593          2,892
Interest Receivable and Other Assets                                     7,939          7,923
                                                                 -----------------------------
                    Total Assets                                    $  406,658     $  350,513
                                                                 =============================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $  95,366      $  88,143
                                                                 -----------------------------
      Interest-bearing:
          Money Market Accounts                                        153,279        114,718
          Savings and NOW Accounts                                      42,748         38,892
          Time Deposits:
               Under $100                                               31,087         31,554
               $100 or more                                             35,451         36,329
                                                                 -----------------------------
               Total Interest-bearing                                  262,565        221,493

                    Total Deposits                                     357,931        309,636
Federal Funds Purchased                                                     --             --
Federal Home Loan Bank Borrowings                                        6,548          2,424
Interest Payable and Other Liabilities                                   3,967          4,242
                                                                 -----------------------------

                    Total Liabilities                                  368,446        316,302
                                                                 -----------------------------
Commitments and Contingent Liabilities
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                        --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,133,365 shares in 2001 and 2,850,850 in 2000                 28,237         23,193
Retained Earnings                                                        8,998         10,975
Accumulated other comprehensive income                                     977             43
                                                                 -----------------------------
                    Total Shareholders' Equity                          38,212         34,211
                                                                 -----------------------------
                    Total Liabilities and Shareholders' Equity      $  406,658     $  350,513
                                                                 =============================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Three Months For the Nine Months
In thousands except per-share amounts                   Ended September 30, Ended September 30,
                                                         ------------------  -----------------
Interest Income                                            2001       2000      2001      2000
                                                             (Unaudited)          (Unaudited)
                                                        --------------------------------------
     Loans, including Fees ..........................   $ 6,575    $ 7,298   $20,491   $20,244
     Investment Securities:
          Taxable ...................................       772        808     2,373     2,394
          Non-taxable ...............................       111        117       335       368
     Federal Funds Sold .............................       155        145       431       328
     Other Short-term Investments ...................        39          5        58        30
                                                        --------------------------------------
                Total Interest Income ...............     7,652      8,373    23,688    23,364

Interest Expense
       Deposits .....................................     1,998      2,394     6,718     6,448
       Federal Funds Purchased ......................        --         --        16        22
       FHLB Borrowings ..............................       100         --       246        --
       Other Borrowed Funds .........................        --          3         1        44
                                                        --------------------------------------
                 Total Interest Expense .............     2,098      2,397     6,981     6,514
Net Interest Income .................................     5,554      5,976    16,707    16,850
Provision for Credit Losses .........................       400        300     1,150       775
                                                        --------------------------------------
Net Interest Income After Provision For Credit Losses     5,154      5,676    15,557    16,075

Noninterest Income
       BWC Mortgage Services - Commissions ..........     1,369        877     3,997     2,136
       BWC Mortgage Services - Fees & Other .....           254        139       649       444
       Service Charges on Deposit Accounts ..........       180        204       576       599
       Other ........................................       325        223       979       749
       Gains on Security Transactions ...............        --          9        65         9
                                                        --------------------------------------
                Total Noninterest Income ............     2,128      1,452     6,266     3,937
Noninterest Expense
       Salaries and Related Benefits ................     2,039      2,177     6,769     6,243
       BWC Mortgage Services - Commissions ..........       968        572     2,759     1,429
       BWC Mortgage Services - Fees & Other .....            (2)       149       316       458
       Occupancy ....................................       499        286     1,112       798
       Furniture and Equipment ......................       254        180       650       518
       Other ........................................     1,061      1,006     3,299     2,921
                                                        --------------------------------------
                Total Noninterest Expense ...........     4,819      4,370    14,905    12,367
                                                        --------------------------------------
BWC Mortgage Services - Minority Interest ...........       153         93       455       187
Income Before Income Taxes ..........................     2,310      2,665     6,463     7,458
Provision for Income Taxes ..........................       837      1,004     2,393     2,745
                                                        --------------------------------------
Net Income ..........................................   $ 1,473    $ 1,661   $ 4,070   $ 4,713
                                                        ======================================
Basic Earnings Per Share                                  $0.47      $0.53     $1.30     $1.48
Diluted Earnings Per Share                                $0.43      $0.47     $1.18     $1.33
                                                      ========================================
Weighted Average Basic Shares                         3,122,615  3,151,240 3,127,871 3,177,266
Weighted Average Diluted Share
  Equivalents Related to Options                        291,038    363,388   317,611   363,431
Weighted Average Diluted Shares                       3,413,653  3,514,629 3,445,482 3,540,698
                                                      ========================================
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Nine Months
In thousands                                                             Ended September 30,
                                                                       ---------------------
                                                                           2001        2000
                                                                       ---------------------
OPERATING ACTIVITIES:                                                (Unaudited) (Unaudited)
Net Income .........................................................   $  4,070    $  4,713
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees .....................................     (1,473)     (1,483)
     Provision for credit losses ...................................      1,150         775
     Depreciation and amortization .................................        443         393
     Gain on sale of securities available for sale .................        (65)         (9)
     Tax benefit from the exercise of stock options ................        299         350
     Increase in accrued interest receivable
        and other assets ...........................................        (16)     (1,230)
     Increase/(decrease) in accrued interest payable
        and other liabilities ......................................       (275)        351
                                                                       --------------------
               Net Cash Provided by Operating Activities ...........      4,133       3,860
                                                                       --------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ..................     12,261       5,638
Proceeds  from the sales of available-for-sale investment securities     25,881       2,309
Purchase of investment securities ..................................    (37,581)     (4,036)
Loans originated, net of collections ...............................    (21,295)    (26,428)
Purchase of bank premises and equipment ............................     (1,144)       (399)
                                                                       --------------------
               Net Cash Used by Investing Activities ...............    (21,879)    (22,916)
                                                                       --------------------

FINANCING ACTIVITIES:
Net increase in deposits ...........................................     48,295      39,525
Increase(decrease) in Fed Funds Purchased and other borrowings .....      4,124      (5,350)
Proceeds from issuance of common stock .............................        227         755
Cash paid for the repurchase of common stock .......................     (1,525)     (2,748)
Cash paid in lieu of fractional shares .............................         (5)       (487)
Decrease in BWC Mortgage Services borrowings .......................         --          (3)
                                                                       --------------------
               Net Cash Provided by Financing Activities ...........     51,117      31,692
                                                                       --------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents ..............................     33,371      12,636
Cash and cash equivalents at beginning of year .....................     24,472      12,618
                                                                       --------------------
     Cash and Cash Equivalents at period end .......................   $ 57,843    $ 25,254
                                                                       ====================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid ......................................................   $  6,888    $  6,232
                                                                       ====================
Income Taxes Paid ..................................................   $  2,285    $  1,885
                                                                       ====================
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2000, and September 30, 2001                            Accumulated
In thousands except share amounts                                                                 Other
                                                     Number        Common      Retained   Comprehensive             Comprehensive
                                                  of Shares         Stock      Earnings    Income/(Loss)      Total        Income
                                                 ---------------------------------------------------------------------------------

Balance, January 1, 2000 .....................    2,612,786    $   20,154    $    9,802    $     (527)   $   29,429

Net Income as of December 31, 2000 ...........           --            --         6,435            --         6,435    $    6,435
Other Comprehensive Income, net of tax
liability of $350,000 ........................           --            --            --           570           570           570
                                                                                                                       ----------
Comprehensive Income .........................           --            --            --            --            --    $    7,005
Stock options exercised ......................      122,460           495            --            --           495
Repurchase and retirement of shares by the
Corporation ..................................     (159,774)       (3,387)           --            --        (3,387)
Common Stock Issued and sold to the
Defined Contribution Plan ....................       15,640           321            --            --           321
10% stock dividend including payment of
fractional shares ............................      259,738         5,260        (5,262)           --            (2)
Tax benefit from the exercise of stock options           --           350            --            --           350
                                                  --------------------------------------------------------------------------------

Balance, December 31, 2000 ...................    2,850,850    $   23,193    $   10,975    $       43    $   34,211
(Unaudited)
Net Income as of September 30, 2001 ..........           --            --         4,070            --         4,070    $    4,070
Other Comprehensive Income, net of tax
liability of $599,000 ........................           --            --            --           934           934           934
                                                                                                                       ----------
Comprehensive Income .........................           --            --            --            --            --    $    5,004
Stock options exercised ......................       67,531           227            --            --           227
Repurchase and retirement of shares by the
Corporation ..................................      (66,724)       (1,525)           --            --        (1,525)
10% stock dividend including payment of
fractional shares ............................      281,708         6,043        (6,047)           --            (5)
Tax benefit from the exercise of stock options           --           299            --            --           299
                                                  -------------------------------------------------------------------------------

Balance, September 30, 2001 ..................    3,133,365    $   28,237    $    8,998    $      977    $   38,212

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001 and the results of operations for the nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2000 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2000 annual report on Form 10-K. The results of operations for the nine months ended September 30, 2001, and the results of interm periods persented are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per share amounts have been restated to reflect the 10% stock dividend given May, 2001.

2.     INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at September 30, 2001 are as follows:

In thousands                                                  Gross
                                              Amortized  Unrealized     Market
                                                   Cost        Gain      Value
                                                   ---------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions ....................   $ 9,540   $   396     $ 9,936

Available-for-sale
U.S. Treasury Securities ....................     1,004         9       1,013
U.S. Government Agencies .....................   28,435       693      29,128
Taxable Obligations of
  State & Political Subdivisions .............   21,414       768      22,182
Corporate Securities ........................     6,415       106       6,521
                                                -----------------------------
Total Available-for-sale ....................   $57,268   $ 1,576     $58,844

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2001.

In thousands                            Held-to-Maturity      Available-for-Sale
                                     -------------------------------------------
                                   Amortized      Market   Amortized      Market
                                        Cost       Value        Cost       Value
                                     -------------------------------------------

Within one year ................     $   428     $   437     $11,330     $11,471
After one, but within
   five, years .................       8,948       9,328      41,340      42,690
Over five years ................         164         171       4,598       4,683
                                     -------------------------------------------
Total ..........................     $ 9,540     $ 9,936     $57,268     $58,844

3.     ALLOWANCE FOR CREDIT LOSSES

In Thousands                                          For the Nine Months Ended
                                                              September 30,
                                                         2001              2000
                                                   -----------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses ........................        $ 273,835         $ 242,234
                                                   ----------------------------

Allowance for credit losses at
   beginning of period .....................            5,042             4,466

Charge-offs ................................           (1,421)             (178)
Recoveries .................................              165                76
                                                   ----------------------------
Net (charge-offs)/recoveries ...............           (1,256)             (102)

Provisions .................................            1,150               775
Allowance for credit losses at
   end of period ...........................        $   4,936         $   5,139
                                                   ============================
Ratio of allowance for credit
   losses to loans                                       1.80%             2.12%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available- for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the nine months ended September 30, 2001 and 2000 are as follows:

                                                               2001         2000
================================================================================
Unrealized gain(loss) arising
during the period, net of tax ........................         $975         $228
--------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains on securities
available-for-sale included in net
income during the year, net of tax ...................           40            6
--------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income ........................         $935         $222
================================================================================

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
Summarized financial information for the years ended September 30, 2001 and 2000 concerning the Corporation's reportable segments is shown in the following table.

For the Nine Months               Community    Mortgage
Ended 09/30/2001                    Banking    Services  Adjustments       Total
--------------------------------------------------------------------------------
Total Interest Income .........    $ 23,693    $      4    $     (9)    $ 23,688
Commissions Received ..........        --         3,998        --          3,997
Total Interest Expense ........       6,986           4          (9)       6,981
Salaries & Benefits ...........       6,299         470        --          6,769
Commissions Paid ..............        --         2,759        --          2,759
Segment Profit before Tax .....       6,086         910        (533)       6,463
Total Assets ..................    $406,558    $    326    $   (226)     406,658
--------------------------------------------------------------------------------

For the Nine Months               Community    Mortgage
Ended 09/30/2000                    Banking    Services  Adjustments       Total
--------------------------------------------------------------------------------
Total Interest Income .........    $ 23,359    $     15    $    (10)    $ 23,364
Commissions Received ..........        --         2,136        --          2,136
Total Interest Expense ........       6,501          23         (10)       6,514
Salaries & Benefits ...........       5,933         310        --          6,243
Commissions Paid ..............        --         1,429        --          1,429
Segment Profit before Tax .....       7,351         374        (267)       7,458
Total Assets ..................    $333,858    $    355    $   (153)    $334,060
--------------------------------------------------------------------------------

For the Three Months              Community    Mortgage
Ended 09/30/2001                    Banking    Services  Adjustments       Total
--------------------------------------------------------------------------------
Total Interest Income .........    $  7,654    $      1    $     (3)    $  7,652
Commissions Received ..........        --         1,370        --          1,369
Total Interest Expense ........       2,100           1          (3)       2,098
Salaries & Benefits ...........       1,878         161        --          2,039
Commissions Paid ..............        --           968        --            968
Segment Profit before Tax .....       2,164         306        (160)       2,310
Total Assets ..................    $406,558    $    326    $   (226)    $406,658
--------------------------------------------------------------------------------

For the Three Months              Community    Mortgage
Ended 09/30/2000                    Banking    Services  Adjustments       Total
--------------------------------------------------------------------------------
Total Interest Income .........    $  8,372    $      4    $     (3)    $  8,373
Commissions Received ..........        --           877        --            877
Total Interest Expense ........       2,395           5          (3)       2,397
Salaries & Benefits ...........       2,069         108        --          2,177
Commissions Paid ..............        --           572        --            572
Segment Profit before Tax .....       2,604         185        (124)       2,665
Total Assets ..................    $333,858    $    355    $   (153)    $334,060
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

7.     SUBSEQUENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 is effective for transactions initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Corporation does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Corporation is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Corporation does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Corporation does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF RESULTS OF OPERATIONS

General

Total assets of the Corporation at September 30, 2001 of $406,658,000 have increased $72,598,000 or 22% as compared to September 30, 2000. Total loans of $273,835,000 have increased $31,601,000 or 13%, and total deposits of $357,931,000 have increased $59,737,000 or 20%. Since year-end 2000 the Corporation’s assets have increased 16%, loans increased 9%, and deposits increased 16%.

The Corporation’s loan-to-deposit ratio as of September 30, 2001 was 77%, as compared to 81% in 2000.

Net Income

Net income for the first nine months in 2001 of $4,070,000 was $643,000 less than the first nine months in 2000. This represented a return on average assets during this period of 1.48% and a return on average equity of 15.06%. The return on average assets during the first nine months of 2000 was 1.97%, and the return on average equity was 20.39%.

Net income for the three months ending September 30, 2001 of $1,473,000 was $188,000 less than the comparable period in 2000. The return on average assets during the third quarter was 1.55%, and the return on average equity was 18.32%. The return on average assets during the third quarter of 2000 was 2.01%, and the return on average equity was 20.81%.

Earning assets averaged $344,948,000 during the nine months ended September 30, 2001, as compared to $298,273,000 for the comparable period in 2000. Earning assets averaged $359,479,000 during the third quarter of 2001 as compared to $308,815,000 during the third quarter of 2000.

Diluted earnings per average common share were $1.18 for the first nine months of 2001 as compared to $1.33 for the first nine months of 2000. For the third quarter of 2001, diluted earnings per average common share were $0.43 as compared to $0.47 for the third quarter of 2000.

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

Net interest income during the first nine months of 2001 was $16,707,000 or $143,000 less than the comparable period in 2000. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $46,678,000 more than during the first nine months of 2000. The prime lending rate decreased from 9.50% at the beginning of 2001 to 6.00% as of September 30, 2001, or a drop of 3.50%. The average prime rate for the first nine months of 2001 was 7.51% as compared to an average of 9.15% in 2000.

Due to the Corporation’s asset-sensitive position, decreasing interest rates result in a decrease in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 6.54% during the first nine months of 2001 as compared to 7.62% in 2000. The decrease in net interest margin alone is estimated to have resulted in a decrease in interest income of $2,298,000 during the first nine months of 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $2,155,000. The result was a net decrease in interest income of $143,000 during the first nine months of 2001 as compared to 2000.

During the third quarter 2001 the Corporation’s net interest margin averaged 6.21% as compared to 7.77% in 2000. The decrease in net interest margin alone is estimated to have resulted in a decrease in interest income of $1,013,000 during the third quarter of 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $591,000. The result was a net decrease in interest income of $422,000 during the third quarter of 2001 as compared to 2000.

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

The ratio of the allowance for credit losses to total loans as of September 30, 2001 was 1.80%, as compared to 2.12% for the period ending September 30, 2000. The Corporation’s ratios for both periods is considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of September 30, 2001 the Corporation had fully allocated its reserves of $4,936,000. The Bank operates an Asset-based Lending Department, a Leasing Department and a Small Business Administration lending program. The Bank also has a high concentration of credit in Construction Real Estate lending. The uncertainties associated with the products, coupled with the Bank’s traditionally strong construction concentration, support a strong allowance position.

The Corporation had net charge-offs of $1,256,000 during the first nine months of 2001 as compared to net charge-offs of $102,000 during the comparable period in 2000. During the second quarter of 2001 a charge was taken against the allowance of approximately $600,000 and in the third quarter a charge was taken in the amount of $325,000 related to two borrowers in the Corporation’s Asset-based Lending Department. A thorough review of all credits in this department has been completed, utilizing both internal and external credit analysts, and management believes all identified probable credit losses have been provided for.

The following table provides information on past-due and nonaccrual loans:

                                                      September 30,
                                            -----------------------------
                                                  2001               2000
                                            -----------------------------
Loans Past-due 90 Days or More              $   31,000         $   12,000
Nonaccrual Loans                             1,117,000            206,000
                                            -----------------------------
Total                                       $1,148,000         $  218,000
                                            =============================

As of September 30, 2001 and 2000, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2001 remains uncollected. Interest foregone on nonaccrual loans was approximately $318,000 and $13,000, as of September 30, 2001 and 2000 respectively.

Noninterest Income

Noninterest income during the first nine months of 2001 was $2,329,000 greater than during the comparable period of 2000. The increase in 2001 was primarily related to increased activity in the Corporation’s brokerage subsidiary, BWC Mortgage Services, which had total fee income of $4,646,000 during the first nine months of 2001 which was $2,066,000 greater than that earned during the comparable period in 2000. The increase in income is in large part a reflection of the decrease in interest rates during the current year and the corresponding increase in mortgages and refinancing activity.

There were gains on securities available-for-sale of $65,000 during the first nine months of 2001 whereas there was only $9,000 during the 2000 period. The gains in 2001 were the result of a large number of agency securities which were called by the issuing agencies due to the decline in rates and the ability of these agencies to reissue debt at lower rates.

During the third quarter of 2001 noninterest income from BWC Mortgage Services was $1,623,000 which was $607,000 greater than that earned during the comparable quarter of 2000. The same reasons given above for the nine-month results are applicable to the third quarter.

Noninterest Expense

Noninterest expense during the first nine months of 2001 was $2,538,000 greater than during the comparable period in 2000.

BWC Mortgage Services reflected an increase in noninterest expense of $1,188,000 during the respective periods, which is related to their increase in mortgage origination activity due in part to lower interest rates.

Salaries and related benefits were $526,000 greater during the first nine months of 2001, as compared to 2000. This increase is related to the growth of operations, general merit increases and provision for performance bonuses. As the year progresses, if performance goals are not met, bonus provisions may be reduced or reversed. The Bank’s staff averaged 120 full-time equivalent (FTE) persons during the first nine months of 2001 as compared to 114 FTE in 2000.

Occupancy expense increased $314,000 over the comparable period in 2000 in part due to the Bank’s new San Jose office, which was opened in March, 2001, and due to CPI and operating increases.

Total furniture and equipment expenses increased $132,000 as compared to the 2000 period, which is related in part to the addition of the San Jose office and additions and upgrades to the Bank’s information technology systems. The Bank has added a number of new systems this year which will improve both internal operations and customer service in the future. Included in these enhancements are the Bank’s internet banking and bill paying services, a new customer profitability analysis system, a new accounts platform automation system and a check imaging system. The Bank also plans to extend the check imaging service to its internet banking clients.

Other expenses reflect an increase of $378,000 between the respective periods. The Bank incurred an operating loss of approximately $100,000 during the second quarter of 2001 related to check fraud. The balance of the increase in other expenses is primarily related to the Corporation’s growth and expanded activities.

During the third quarter of 2001 the Corporation’s noninterest expense increased $449,000 over the comparable quarter of 2000. BWC Mortgage Services reflected an increase in noninterest expense of $245,000 during the comparable periods, and other Corporation noninterest expenses reflected an increase of $204,000. The reasons that were applicable for the first nine months apply to the third quarter results, particularly as related to the new San Jose office and the addition of technology systems.

Other Real Estate Owned

As of September 30, 2001 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 2001 and 2000. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of September 30, 2001, December 31, 2000, and September 30, 2000.

Risk-based capital ratios:                   Capital Ratios
                                                                     Minimum
                     September 30, December 31,  September 30,     Regulatory
                             2001         2000           2000    Requirements
Tier 1 capital             11.54%       12.21%         10.81%           4.00%
Total capital              12.79%       13.58%         12.06%           8.00%
Leverage ratio              9.79%       10.66%          9.98%           3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 31% of total assets at September 30, 2001 and 26% at September 30, 2000. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000 and the ability to borrow, on a collateralized basis, from the Federal Home Loan Bank and the Federal Reserve Bank.

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

The Corporation’s interest-rate risk as of September 30, 2001 was consistent with the interest-rate exposure presented in the Corporation’s 2000 annual report and was within the Corporation’s risk policy range.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest rate sensitivity position of the Corporation as of September 30, 2001. In a rising interest rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                months       months       months        years        years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                           $  38,799      $     -      $     -      $     -      $     -    $  38,799
Investment securities                        5,693        4,978       10,745       46,261          707       68,384
Construction & Real Estate Loans           115,146       13,892        1,404        1,506        5,800      137,748
Commercial Loans                            72,034        2,362        2,390        1,544          134       78,464
Consumer Loans                              43,915          126          181          421           --       44,643
Leases                                          82          192        1,328       11,416           --       13,018
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 275,669    $  21,550    $  16,048    $  61,148     $  6,641    $ 381,056
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                    $ 114,919    $  38,360      $     -      $     -      $     -    $ 153,279
Time deposits <$100,000                      9,213        9,394       10,682        1,797            1       31,087
Time deposits >$100,000                     11,865       12,957        9,353        1,276           --       35,451
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 135,997    $  60,711    $  20,035     $  3,073      $     1    $ 219,817
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 139,672    $ (39,161)   $  (3,987)   $  58,075    $   6,640    $ 161,239
Cumulative rate-sensitive gap            $ 139,672    $ 100,511    $  96,524    $ 154,599    $ 161,239
                                      =================================================================

Cumulative rate-sensitive ratio               2.03         1.51         1.45         1.70         1.73

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

         None

Item 5 - Other Materially Important Events

         None

Item 6 - Exhibits and Reports on Form 8-K

     On August  28,  2001 the  Corporation  terminated  Arthur  Andersen  LLP as principal  accountants and engaged Moss Adams LLP as principal  accountants for fiscal year ending December 31, 2001. There were no disagreements  with
     Arthur  Andersen LLP on any matters of accounting  principles or practices, financial statement disclosure, or auditing scope or procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

October 25, 2001                                    James L. Ryan
---------------------------               ---------------------------------
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

October 25, 2001                                     Leland E. Wines
----------------------                    --------------------------------
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary