Form 10-K
period 2001-12-31
BWC FINANCIAL CORP
filed 2002-03-28
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001,

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 2002: $47,453,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002.

          Title of Class:      Common Stock, no par value           Shares Outstanding:     3,063,875

Documents Incorporated by Reference*	Incorporated Into:
2001 Annual Report to Shareholders	Part II and IV
Definitive Proxy Statement for the 2002	Part III
Annual Meeting of Shareholders to be
filed by March 29, 2002.

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

The Bank has conducted the business of a commercial bank since December 12, 1980. The Bank’s primary focus is to engage in wholesale commercial banking, serving small to middle-sized businesses, professionals, high-net-worth individuals and general retail banking business. Rather than concentrate on any specific industry, the Bank has solicited and attracted customers from a wide variety of light manufacturing, wholesaling, retailing, contracting, real estate development and service businesses, accountants, physicians and dentists.

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

The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. The Bank also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at all bank locations, 24 hours a day, and are part of the EDS, Cirrus and Star networks with ATM access at locations throughout the United States and Canada. The Bank offers its clients 24-hour telephone access to their accounts and 24-hour internet banking access.

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

Service Area

The primary service area of The Bank and its branches is Contra Costa, Alameda and Santa Clara Counties with limited lending activity also in Solano County. Walnut Creek, California, is site of the Corporation’s main office and the Bank also operates offices in the cities of Orinda, Danville, San Ramon, Pleasanton, Fremont, Livermore and San Jose California.

BWC Financial Corp. has no foreign or international activities or operations.

Competition

The banking business in the Bank’s primary service area, consisting of Contra Costa County, southern Solano County, northern Alameda County and the San Jose area of Santa Clara County, is highly competitive with respect to both loans and deposits. The area is dominated by the major California banks, all of which have multiple branch offices throughout our defined service area. Additionally, there are many thrifts representing most of the major thrift institutions operating in the California market. There are also a number of other independent banks that are a source of competition due to the similarity of the market served.

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

Employees

At December 31, 2001, the Bank employed 125 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary, BWC Real Estate. There are 37 persons employed by the joint venture, BWC Mortgage Services, either directly or as independent contractors.

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

On April 15, 1994, a branch office was opened at 249 Main Street, Pleasanton, California serving the Pleasanton area. The premises are located in a single building containing 3,880 square feet of office space.

On June 15, 1996, a branch office was opened at 4030 Clipper Court, Fremont, California, serving the Fremont area. The premises are located in an office park where the Bank leased 2,240 square feet of office space. A full service charter was approved; however, the facility is being used primarily for the development of loans to the surrounding business community.

On November 9, 1998, a branch office was opened in Livermore, California. It is located at 211 South J Street and the premises are in a single, modern building containing 2,100 square feet of office space.

On March 20, 2001, a branch office was opened in San Jose, California. The premises are located in a modern office building of which the Bank has leased approximately 2,386 square feet of office space.

ITEM 3.     LEGAL PROCEEDINGS

The Corporation is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Corporation’s financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption “Common Stock Prices” on page 23 of the Corporation’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption “Management’s Discussion and Analysis of Operations” on page 20 of the Corporation’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management’s discussion and analysis of financial condition and results of operations, see “Management’s Discussion and Analysis of Operations” at pages 20 through 24 of the 2001 Annual Report to Shareholders which is incorporated herein by reference. The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 2001 Annual Report to Shareholders which is incorporated herein by reference.

The following is an analysis of net interest earnings for the years ended December 31.

EARNING ASSETS                                 2001                           2000                              1999
                              ---------------------------------  -----------------------------   -------------------------------
In thousands                               Interest      Rates             Interest     Rates               Interest      Rates
                                 Average     Income/    Earned/  Average     Income/   Earned/    Average     Income/    Earned/
                                 Balance    Expense     Paid(1)  Balance    Expense    Paid(1)    Balance    Expense     Paid(1)
                              ---------------------------------  -----------------------------   -------------------------------

Federal Funds Sold ..........   $ 14,139   $    527      3.73%  $  9,004   $    570       6.31%  $  9,639   $    483       5.01%
Other Short-Term Investments       3,081         90      2.93        914         57       6.18      3,073        148       4.82
Investment Securities:
  U.S. Treasury Securities ..      3,686        134      3.64      5,431        293       5.38     10,655        604       5.67
  Securities of U.S. ........
    Government Agencies .....     29,827      1,605      5.38     28,810      1,825       6.32     22,847      1,382       6.05
  Obligations of States &
    Political Subdivisions(2)     31,001      1,696      6.20     23,125      1,271       6.57     23,219      1,217       6.47
  Other Securities ..........      5,265        296      5.61      5,441        335       6.13      4,640        276       5.95
Loans (3) (4) (5) ...........    267,177     26,531      9.93    231,991     27,787      11.95    191,249     20,674      10.81
                              ---------------------             -------------------             --------------------

TOTAL EARNING ASSETS ........   $354,176   $ 30,879      8.87%  $304,716   $ 32,138      10.60%  $265,322   $ 24,784       9.45%
                                          =========                       =========                        =========

NONEARNING ASSETS                 22,127                          21,523                           19,425
                              -----------                      ---------                        ---------

TOTAL                           $376,303                        $326,239                         $284,747
                              ===========                     ==========                        =========

ITEM 7. (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                              2001                            2000                           1999
                              --------------------------------  -----------------------------   -----------------------------
                                          Interest      Rates             Interest     Rates             Interest      Rates
                                Average      Income/    Earned/ Average     Income/   Earned/  Average     Income/    Earned/
                                Balance     Expense    Paid(1)  Balance    Expense    Paid(1)  Balance    Expense     Paid(1)
                              --------------------------------  -----------------------------   -----------------------------
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts    $ 40,449   $    312      0.77%  $ 38,296   $    558      1.45% $ 36,517   $    538      1.47%
   Money Market Accounts ...    136,023      4,505      3.31    103,539      4,800      4.63    85,923      3,408      3.97
   Time Deposits ...........     65,529      3,385      5.17     65,847      3,708      5.63    55,288      2,602      4.71
                              --------------------             -------------------
TOTAL ......................    242,001      8,202      3.39    207,682      9,066      4.36   177,728      6,548      3.68

Federal Funds Purchased ....        343         16      4.66        348         22      6.26       162          8      4.89
Other Borrowed Funds .......      6,538        373      5.71        939         51      5.43       849         69      8.13
                              -------------------------------  -------------------            -------------------
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS    $248,882   $  8,591      3.45%  $208,969   $  9,139      4.36% $178,739   $  6,625      3.69%

NONINTEREST-BEARING DEPOSITS     88,663         --               82,450          --             76,634         --

OTHER LIABILITIES ..........      2,270         --                3,357          --              2,621         --

SHAREHOLDERS' EQUITY .......     36,488         --               31,463          --             26,753         --
                             ---------------------            ---------------------

TOTAL                          $376,303                        $326,239                       $284,747
                              =========                       =========                      =========

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS              $ 22,288     6.36%              $ 22,999     7.61%             $ 18,159      6.97%
                                         ===================             ===================            ====================

(1)	Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.

(2)	Amounts calculated on a fully tax-equivalent basis where appropriate (2001 and 2000 Federal Statutory Rate was 34%).

(3)	Nonaccrual loans of $846,000 and $2,041,000 as of December 31, 2001 and 2000 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

(4)	Average loans are net of average deferred loan origination fees of $1,298,000 and $1,319,000 in 2001 and 2000, respectively.

(5)	Loan interest income includes loan origination fees of $2,048,000 and $2,013,000 in 2001 and 2000, respectively.

Change in Interest and Expense
Due to Volume Change and Rate Change

The following table provides pertinent information about interest income and expense between the years 2001 and 2000, and between the years 2000 and 1999. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 2001, total interest income decreased $1,259,000 as compared to 2000. This was related in total to the drop in interest rates. Analysis of the influence rates had on interest income showed that interest income was over five million dollars less in 2001 than would have been earned using the rates in effect during 2000.

Total interest expense in 2001 decreased $548,000 from 2000. This was also related in total to the drop in interest rates. Analysis of the influence rates had on interest expense showed that interest expense was approximately two million dollars less in 2001 than would have been expensed using the rates in effect during 2000.

Based on the above factors affecting interest income and interest expense, net interest income decreased $711,000 during 2001 as compared to 2000. Had the same rates been in effect during 2001 as were experienced in 2000, the net interest income of the Corporation would have increased by over three million dollars.

During 2000, total interest income increased $7,354,000 over 1999. Of this increase, 66% was related to the increase in the volume of average earning assets in 2000 as compared to 1999 and 34% was related to interest rates.

During 2000, total interest expense increased $2,514,000 from 1999. Of this increase, 52% was related to the increase in the volume of average interest-bearing deposits and borrowings in 2000 as compared to 1999 and 48% was related to interest rates.

Based on the above factors affecting interest income and interest expense, net interest income increased $4,840,000 during 2000 as compared to 1999.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
In thousands                                        2001 over 2000                 2000 over 1999
                                           -------------------------------  -----------------------------
                                            Volume       Rate      Total     Volume       Rate      Total
                                           -------------------------------  -----------------------------
Increases (Decreases) in Interest Income
Federal Funds Sold .....................   $   258    $  (301)   $   (43)   $   (36)   $   123    $    87
Other Short-Term Investments ...........        98        (65)        33       (118)        27        (91)
Investment Securities:
  U.S. Treasury Securities .............       (78)       (80)      (158)      (289)       (22)      (311)
  Securities of U.S. Government Agencies        60       (280)      (220)       369         74        443
  Obligations of State and
    Political Subdivisions .............       501        (78)       423         23         31         54
  Corporate Debit Securities ...........       (10)       (28)       (38)        48         11         59
Loans ..................................     3,262     (4,518)    (1,256)     4,856      2,257      7,113
                                           --------------------------------------------------------------
    Total Increase (Decrease) ..........   $ 4,091    $(5,350)   $(1,259)   $ 4,853    $ 2,501    $ 7,354

Increase (Decrease) in Interest Expense
Deposits:
  Savings and NOW Accounts .............   $     2    $   (98)   $   (96)   $     5    $    15    $    20
  Money Market Accounts ................     1,292     (1,737)      (445)       758        634      1,392
  Time Deposits ........................       (16)      (307)      (323)       533        573      1,106
Federal Funds Purchased ................      --           (6)        (6)        10          4         14
Other Borrowed Funds ...................       248         74        322         (9)        (9)       (18)
                                           --------------------------------------------------------------
    Total Increase (Decrease) ..........   $ 1,526    $(2,074)   $  (548)   $ 1,297    $ 1,217    $ 2,514
Increase (Decrease) on
                                           --------------------------------------------------------------
   Net Interest Income .................   $ 2,565    $(3,276)   $  (711)   $ 3,556    $ 1,284    $ 4,840
                                           ==============================================================

LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 2001 and 2000 is set forth in Note 3 on pages 10 and 11 of the Corporation’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

Maturity Distribution and Interest-Rate Sensitivity of Loans

The following table shows the maturity distribution and interest-rate sensitivity of loans of the Corporation on December 31, 2001.

In thousands
                                               LOANS WITH A MATURITY OF
                                     -----------------------------------------
                                     One Year      One to  After Five
                                      or Less  Five Years       Years    Total
                                     -----------------------------------------
Real Estate Construction .........   $ 89,851   $  1,822   $   --     $ 91,673
Commercial .......................     42,938     16,191     22,749     81,878
Installment ......................      3,140      4,412     40,180     47,732
Leases ...........................      1,531     11,625       --       13,156
Real Estate Mortgages ............      1,387      6,336     39,305     47,028
                                     -----------------------------------------

     TOTAL .......................   $138,847   $ 40,386   $102,234   $281,467
                                     =========================================

Loans with Fixed Interest Rates ..   $  7,874   $ 15,988   $ 11,483   $ 35,345
Loans with Floating Interest Rates    244,837      1,285       --      246,122
                                     -----------------------------------------

     TOTAL .......................   $252,711   $ 17,273   $ 11,483   $281,467
                                     =========================================

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended December 31, 2001, 2000 and 1999 is set forth in Note 4 on page 11 of the Corporation’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

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

                                 ---------------------------  -------------------------
                                                 2001                       2000
                                 ---------------------------  -------------------------
In thousands                       Allocation   Loans As A    Allocation    Loans As A
                                 of Allowance   Percent Of  of Allowance    Percent Of
Type of Loan                          Balance   otal Loans       Balance   Total Loans
                                 ---------------------------  -------------------------

Real Estate Construction .........     $  412         32.57%      $1,098         28.79%
Commercial .......................      3,722         29.09        2,831         37.49
Installment ......................        389         16.96          376         17.13
Leases ...........................        612          4.67          434          4.93
Real Estate Mortgages ............         81         16.71           75         11.67
Unallocated ......................        187            --          228            --
                                       ------------------------------------------------
     TOTAL .......................     $5,403        100.00%      $5,042        100.00%
                                       ================================================

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

In thousands
                                                 For the Year Ended December 31,
                                       -------------------------------------------------
                                                 2001                      2000
                                       -------------------------------------------------
                                        Average                     Average
                                        Balance       Rates         Balance       Rates
                                       -------------------------------------------------

Noninterest-Bearing Demand .......     $ 88,663          --        $ 82,450          --
Savings and NOW Accounts .........       40,449        0.77%         38,296        1.45%
Money Market Accounts ............      136,023        3.31         103,539        4.63
Time Deposits ....................       65,529        5.17          65,847        5.63
                                       -------------------------------------------------
    Total Deposits ...............     $330,664        2.55%       $290,132        3.10%
                                       =================================================

FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.

                                                         For the Year Ended December 31,
                                                        --------------------------------
                                                                2001          2000
                                                             ----------     ---------

Return on average assets ...........................            1.45%         1.97%
Return on average shareholders' equity .............           14.97%        20.45%
Cash dividend payout ratio .........................            0.00%         0.00%
Average shareholders' equity as % of:
  Average total assets .............................            9.70%         9.64%
  Average total deposits ...........................           11.03%        10.84%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding market risk is included in Item 7 - Management´s Discussion and Analysis - under the caption ”Interest-rate Risk Management” in the 2001 Annual Report and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 4 through 18 of the Corporation’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 28, 2001, BWC Financial Corp. the “Company”) decided to terminated Arthur Andersen LLP as principal accountants and engaged Moss Adams LLP as the Company’s principal accountants for the fiscal year ending December 31, 2001. The decision to change principal accountants was approved by the Audit Committee of the Company’s Board of Directors.

In connection with the audits of the two fiscal years ended December 31, 2000 and the interim period of 2001 preceding the Company’s decision, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matters of the disagreements in connection with their opinion; and there were no reportable events as described in Item 304 (a) (1) (v) of the Securities and Exchange Commission’s Regulation S-K.

The audit reports of Arthur Andersen LLP on the Company’s consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company requested that Arthur Andersen LLP furnish the Company with a letter addressed to the Securities and Exchange Commission, stating whether they agree with the statements made in this Item 9, and if not, stating the respects in which they do not agree. This was done and their letter states that they were in agreement with the statements made.

The Company has subsequently engaged the accounting firm of Moss Adams LLP as its principal accountant for 2001. During 1998, 1999 and 2000 and the interim periods of 2001 preceding the Company’s decision, neither the Company nor anyone acting on its behalf consulted with Moss Adams LLP regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement with Arthur Andersen LLP or a reportable event with respect to Arthur Andersen LLP.

Moss Adams LLP has subsequently audited the prior periods ending December 31, 1999 and December 31, 2000 and there have been no restatements or modifications of the financial statements previously presented.

PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by March 30, 2002.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)     Documents Filed as Part of this Report
        --------------------------------------

1.  Financial Statements
    --------------------

The consolidated  financial statements of BWC Financial Corp. and its subsidiary listed  below,  and appearing at the  indicated  page number in BWC’s  2001
Annual Report to Shareholders, are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES                                Page Number*
                                                                    -----------

Independent Public Accountants' Report for the years
   ended December 31, 2001 and 2000 is filed herewith                        19

Consolidated Balance Sheets as of December 31, 2001 and 2000                  4

Consolidated Statements of Income for the years ended
December 31, 2001, 2000 and 1999                                              5

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2001, 2000 and 1999                                  6

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999                                              7

Notes to Consolidated Financial Statements                               8 - 18

2.  Financial Statement Schedules
    -----------------------------

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)        Reports on Form 8-K
           -------------------

No  reports  on form 8-K were  filed by BWC  Financial  Corp.  during the fourth quarter of 2001.

(C)        Exhibits Filed:
           ---------------

See Index to Exhibits at page 17 of this Form 10-K.

*Refers to page number in the 2001 Annual Report to Shareholders.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BWC FINANCIAL CORP.

                           By:  Leland E. Wines
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

Signature                          Title                                Date
---------                          -----                                ----

                                   Chairman of the Board         March 26, 2002
James L. Ryan                      and Director

                                   Executive Vice President      March 26, 2002
Leland E. Wines                    and Chief Financial Officer

Tom Mantor                         Director                      March 26, 2002

Richard G. Hill                    Director                      March 26, 2002

Reynold C. Johnson III             Director                      March 26, 2002

Craig Lazzareschi                  Director                      March 26, 2002

John F. Nohr                       Director                      March 26, 2002

John L. Winther                    Director                      March 26, 2002

INDEX TO EXHIBITS

                EXHIBIT                                          EXHIBIT NUMBER
                -------                                          --------------

Articles of Incorporation and Amendments                    Refer to 10K filing
                                                            of March 1994.

By-Laws                                                     Refer to 10K filing
                                                            of March 1994.

2001 Annual Report to Shareholders                                         13.1

Consents of Independent Public Accountants:

         Moss Adams LLP Consent dated February 28, 2002                    23.1

MOSS ADAMS LLP

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 28, 2002 incorporated by reference in this Form 10-K into the previously filed registration statements on Form S-8 for BWC Financial Corp.‘s 1990 Stock Option Plan (Registration Statement File No. 33-22290) and 2000 Stock Option Plan (Registration Statement File No. 333-42830). It should be noted that we have not audited any financial statements of BWC Financial Corp. subsequent to December 31, 2001, or performed any audit procedures subsequent to the date of our report.

Moss Adams LLP

Stockton, California,
March 26, 2002

Exhibit 23.1