Form 10-Q
period 2002-03-31
BWC FINANCIAL CORP
filed 2002-04-29
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of March 31, 2002, there were 3,092,777 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Changes in Securities	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of
	Security Holders	17

Item 5	Other Materially Important Events	17

Item 6	Exhibits and Reports on Form 8-K	17

	Signatures	18

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                           March 31,   December 31,
Assets                                                                     2002           2001
                                                                  -------------- --------------
                                                                    (Unaudited)
Cash and Due From Banks                                               $  21,066      $  15,016
Federal Funds Sold                                                       13,046          6,000
Other Short-term Investments                                                 35             33
                                                                  -------------- --------------
                    Total Cash and Cash Equivalents                      34,147         21,049

Investment Securities:
     Available-for-Sale                                                  69,946         76,684
     Held-to-Maturity (approximate fair value of
        $10,322 in 2002 and $10,338 in 2001)                             10,014         10,025
Loans, Net of Allowance for Credit Losses of $5,613
     in 2002 and $5,403 in 2001                                         273,150        276,064
Bank Premises and Equipment, Net                                          3,442          3,558
Interest Receivable and Other Assets                                      7,295          7,677
                                                                  -------------- --------------
                    Total Assets                                      $ 397,994      $ 395,057
                                                                  ============== ==============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                              $  89,441      $  87,172
                                                                  -------------- --------------
      Interest-bearing:
          Money Market Accounts                                         152,149        143,317
          Savings and NOW Accounts                                       43,088         44,543
          Time Deposits:
               Under $100,000                                            28,191         30,416
               $100,000 or more                                          29,861         35,021
                                                                  -------------- --------------
               Total Interest-bearing                                   253,289        253,297

                    Total Deposits                                      342,730        340,469
Federal Home Loan Bank Borrowings                                        14,177         12,955
Interest Payable and Other Liabilities                                    3,052          3,381
                                                                  -------------- --------------

                    Total Liabilities                                   359,959        356,805
                                                                  -------------- --------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                         --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,092,777 shares in 2002 and 3,092,474 in 2001                  26,087         27,160
Retained Earnings                                                        11,472         10,391
Accumulated other comprehensive income                                      476            701
                                                                  -------------- --------------
                    Total Shareholders' Equity                           38,035         38,252
                                                                  -------------- --------------
                    Total Liabilities and Shareholders' Equity        $ 397,994      $ 395,057
                                                                  ============== ==============

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

In thousands except per-share amounts                             For the Period Ended March 31,
Interest Income                                                             2002            2001
                                                                  --------------- ---------------
                                                                      (Unaudited)     (Unaudited)
     Loans, Including Fees                                             $   5,607       $   7,114
     Investment Securities:
          Taxable                                                            852             782
          Non-taxable                                                        112             110
     Federal Funds Sold                                                       53             203
     Other Short-term Investments                                              4              17
                                                                  --------------- ---------------
                Total Interest Income                                      6,628           8,226

Interest Expense
       Deposits                                                            1,177           2,521
       Federal Funds Purchased                                                --              --
       FHLB Borrowings                                                       204              55
       Other Borrowed Funds                                                    1              --
                                                                  --------------- ---------------
                 Total Interest Expense                                    1,382           2,576

Net Interest Income                                                        5,246           5,650
Provision For Credit Losses                                                  300             375
                                                                  --------------- ---------------
Net Interest Income After Provision For Credit Losses                      4,946           5,275

Noninterest Income
       BWC Mortgage Services - Commissions                                 1,491           1,200
       BWC Mortgage Services - Fees & Other                                  286             183
       Service Charges on Deposit Accounts                                   211             203
       Other                                                                 394             332
       Gains on Security Transactions                                         13              54
                                                                  --------------- ---------------
                Total Noninterest Income                                   2,395           1,972

Noninterest Expense
       Salaries and Related Benefits                                       2,318           2,325
       BWC Mortgage Services - Commissions                                 1,030             812
       BWC Mortgage Services - Fees & Other                                  119             160
       Occupancy                                                             409             292
       Furniture and Equipment                                               195             189
       Other                                                               1,357             948
                                                                  --------------- ---------------
                Total Noninterest Expense                                  5,428           4,726
                                                                  --------------- ---------------
BWC Mortgage Services - Minority Interest                                    190             136

Income Before Income Taxes                                                 1,723           2,385
Provision For Income Taxes                                                   642             902
                                                                  --------------- ---------------
Net Income                                                             $   1,081       $   1,483
                                                                  =============== ===============
Basic Earnings Per Share                                                   $0.35           $0.47
Diluted Earnings Per Share                                                 $0.33           $0.43
                                                                  =============== ===============

Weighted Average Basic Shares                                          3,073,656       3,151,485
Weighted Average Diluted Share Equivalents Related to Options            249,435         334,666
Weighted Average Diluted Shares                                        3,323,091       3,486,151
                                                                  =============== ===============

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2001, and March 31, 2002
In thousands except share amounts                                                         Accumulated
                                                                                                Other
                                                   Number       Common      Retained    Comprehensive                Comprehensive
                                                of Shares        Stock      Earnings    Income/(Loss)        Total          Income
                                             --------------------------------------------------------------------------------------

Balance, January 1, 2001                        2,850,850     $ 23,193     $  10,975        $      43    $  34,211

Net Income as of December 31, 2001                     --           --         5,464               --        5,464      $    5,464
Other Comprehensive Income, net of tax
     liability of $429                                 --           --            --              658          658             658
                                                                                                                   ----------------
Comprehensive Income                                   --           --            --               --           --           6,122
Stock options exercised                            91,918          329            --               --          329
Repurchase and retirement of shares by the
     Corporation                                 (132,002)      (2,704)            --               --      (2,704)
10% stock dividend including payment of
     fractional shares                            281,708        6,043        (6,048)               --          (5)
Tax benefit from the exercise of stock                 --          299            --               --          299
options
                                             ----------------------------------------------------------------------
Balance, December 31, 2001                      3,092,474       27,160        10,391              701       38,252

Net Income as of March 31, 2002                        --           --         1,081               --        1,081           1,081
Other Comprehensive Income, net of tax
     liability of $292                                 --           --            --             (225)        (225)           (225)
                                                                                                                   ----------------
Comprehensive Income                                   --           --            --               --           --       $     856
Stock options exercised                            87,876          366            --               --          366
Repurchase and retirement of shares by the
   Corporation                                    (87,573)      (1,853)            --               --      (1,853)
Tax benefit from the exercise of stock                 --          414            --               --          414
options
                                             ----------------------------------------------------------------------
Balance, March 31, 2002                         3,092,777     $ 26,087     $  11,472       $      476    $  38,035

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                     For the Three Months
                                                                    Ended March 31,
                                                                 --------    --------
OPERATING ACTIVITIES:                                                2002        2001
                                                                 --------    --------
                                                               (Unaudited) (Unaudited)
Net Income ...................................................   $  1,081    $  1,483
Adjustments to reconcile net income to
     net cash provided(used):
Amortization of loan fees ....................................       (479)       (462)
Provision for credit losses ..................................        300         375
Depreciation and amortization ................................        133         133
Gain of sale of securities available-for-sale ................         13          54
Tax benefit from the exercise of stock options ...............        414         160
(Decrease)/increase in accrued interest receivable
     and other assets ........................................        382         (50)
Decrease in accrued interest payable
     and other liabilities ...................................       (329)       (628)
                                                                 ---------------------
     Net Cash Provided by Operating Activities ...............      1,515       1,065
                                                                 ---------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ............      5,266       3,889
Proceeds from the sales of available-for-sale
   investment securities .....................................      6,077      20,881
Purchase of investment securities ............................     (4,815)    (25,953)
Loans originated, net of collections .........................      3,093      (7,649)
Purchase of bank premises and equipment ......................        (34)       (173)
                                                                 ---------------------
     Net Cash Provided(Used) by Investing Activities .........      9,587      (9,005)
                                                                 ---------------------

FINANCING ACTIVITIES:
Net increase in deposits .....................................      2,261      13,004
Increase(decrease) in Fed Funds Purchased and other borrowings      1,222       3,256
Proceeds from issuance of common stock .......................        366         184
Cash paid for the repurchase of common stock .................     (1,853)       (848)
                                                                 ---------------------
     Net Cash Provided(Used) by Financing Activities .........      1,996      15,596
                                                                 ---------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents ........................     13,098       7,656
Cash and cash equivalents at beginning of year ...............     21,049      24,472
                                                                 ---------------------
     Cash and Cash Equivalents at Period End .................   $ 34,147    $ 32,128
                                                                 =====================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid ................................................   $  1,671    $  2,503
                                                                 =====================
Income Taxes Paid ............................................   $    296    $    880
                                                                 =====================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2001 annual report on Form 10-K. The results of operations for the three months ended March 31, 2002, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per share amounts have been restated to reflect the 10% stock dividend given June, 2001.

2.     INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at March 31, 2002 are as follows:

In thousands
                                                              Gross
                                            Amortized    Unrealized       Market
                                                 Cost          Gain        Value
                                            ------------------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions ...............      $10,014      $   308       $10,322

Available-for-sale
U.S. Treasury Securities ...............        4,079          (25)        4,054
U.S. Government Agencies ...............       34,965          254        35,219
Taxable Obligations of
  State & Political Subdivisions .......       23,686          499        24,185
Corporate Securities ...................        6,448           40         6,488
--------------------------------------------------------------------------------
Total Available-for-sale ...............      $69,178      $   768       $69,946

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2002.

In thousands
                                        Held-to-Maturity           Available-for-Sale
                                   --------------------------------------------------
                                   Amortized      Market        Amortized      Market
                                        Cost       Value             Cost       Value
                                   --------------------------------------------------
Within one year ................     $ 1,055     $ 1,097          $35,138     $35,402
After one, but within
   five, years .................       8,959       9,225           31,040      31,538
Over five years ................        --          --              3,000       3,006
-------------------------------------------------------------------------------------
Total ..........................     $10,014     $10,322          $69,178     $69,946

3.     ALLOWANCE FOR CREDIT LOSSES

In Thousands
                                                   For the Three Months Ended
                                                               March 31,
                                                         2002             2001
                                                   ---------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses ..........................      $ 278,763        $ 260,467
                                                   ---------------------------

Allowance for credit losses at
   beginning of period .......................          5,403            5,042

Charge-offs ..................................           (126)             (72)
Recoveries ...................................             36              105
                                                   ---------------------------
Net (charge-offs)/recoveries .................            (90)              33

Provisions ...................................            300              375
Allowance for credit losses at
   end of period .............................      $   5,613        $   5,450
                                                   ===========================
Ratio of allowance for credit
   losses to loans ...........................           2.01%            2.09%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available- for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the nine months ended March 31, 2002 and 2001 are as follows:

In thousands
                                                             2002           2001
================================================================================
Unrealized gain(loss) arising
during the period, net of tax .....................         $(217)         $ 303
--------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains on securities
available-for-sale included in net
income during the year, net of tax ................             8             33
--------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income .....................         $(225)         $ 270
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

Summarized financial information for the periods ended March 31, 2002 and 2001 concerning the Corporation's reportable segments is shown in the following table.

For the Three Months
Ended 03/31/2002                  Community    Mortgage
In thousands                        Banking    Services   Adjustments      Total
--------------------------------------------------------------------------------
Total Interest Income .........    $  6,627    $      1    $   --       $  6,628
Commissions Received ..........        --         1,491        --          1,491
Total Interest Expense ........       1,381           1        --          1,382
Salaries & Benefits ...........       2,134         184        --          2,318
Commissions Paid ..............        --         1,031        --          1,031
Segment Profit before Tax .....       1,610         380        (267)       1,723
Total Assets ..................    $397,869    $    549    $   (424)    $397,994
          ----------------------------------------------------------------------

For the Three Months
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
          ----------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp., Bank of Walnut Creek and BWC Real Estate, include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

General

Prime rate averaged 8.62% during the first quarter of 2001, compared to 4.75% for the first quarter of 2002, a decrease of 3.87% between the comparable quarters. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. Continued low interest rates and slower economic activity most probably will have an adverse affect on performance in 2002.

Total assets of the Corporation at March 31, 2002 of $397,994,000 increased $30,600,000, or 8%, as compared to March 31, 2001. Total loans of $278,763,000 at March 31, 2002 increased $18,296,000, or 7%, during the same period. Total deposits of $342,730,000 increased $20,091,000, or 6%, during the same period.

The Corporation’s loan-to-deposit ratio as of March 31, 2002 and 2001 was 81%.

Other short-term investments are investments in a mutual fund operated by Federated Funds Investments and are comprised of short-term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments.

Net Income

Net income for the first three months in 2002 of $1,081,000 was down $402,000 from the first three months in 2001. This represented a return on average assets during the quarter of 1.09% as compared to 1.67% in 2001, and a return on average equity of 11.34% as compared to 16.87% in 2001. The reduction in rates of return is the result of the decreases in the prime rate that have been brought about by actions of the Federal Reserve. Since most of the Bank’s loans are indexed to the prime rate, decreases in this index will reduce the return on these assets to a greater extent than can be offset by reductions to interest-bearing deposits.

Earning assets averaged $372,590,000 during the first quarter of 2002, an increase of $38,666,000 from the comparable quarter of 2001. During this same period loans averaged $278,234,000, an increase of $21,433,000 over 2001, and deposits averaged $344,383,000, an increase of $31,076,000 over 2001.

Diluted earnings per average common share and common equivalent shares for the first three months of 2002 were $0.33, as compared to $0.43 for the first three months of 2001.

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

Net interest income during the first three months of 2002 was $5,246,000, or $404,000 less than the comparable period in 2001. This decrease is the result of decreases in interest rates. If there had been no change in the volume of loans and deposits, net interest income would have decreased by $624,000. Because of the increase in volume of loans and deposits, this amount was reduced by $220,000.

Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated and is in accordance with SFAS 5. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of March 31, 2002, was 2.01% as compared to 2.09% for the period ending March 31, 2001. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of March 31, 2001 the Corporation had $4,555,000 in allocated reserves and $1,058,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net losses of $90,000 during the first quarter of 2002 as compared to net recoveries of $33,000 during the comparable period in 2001.

The following table provides information on past-due and nonaccrual loans:

                                              For the Three Months Ended
                                                        March 31,
                                            ----------------------------
                                                  2002              2001
                                            ----------------------------
Loans Past Due 90 Days or More              $   37,000        $    3,000
Nonaccrual Loans                             1,365,000         2,050,000
                                            ----------------------------
Total                                       $1,402,000        $2,053,000

As of March 31, 2002 and 2001, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2002 remains uncollected. Interest foregone on nonaccrual loans was approximately $389,000 and $183,000 as of March 31, 2002 and 2001, respectively.

Noninterest Income

Noninterest income during the first quarter of 2002 was $423,000 more than during the comparable quarter of 2001. The increase is attributed to increases in almost all areas of noninterest income as compared to 2001. Gains on securities sold was the only category lower this year than last. Due to the sharply declining rates in 2001, many securities were being called for redemption, with resulting gains to the holders.

Noninterest Expense

Noninterest expense during the first quarter of 2002 was $702,000 greater than during the comparable quarter of 2001. The increase in 2002 was reflected in increases in BWC Mortgage Service commissions of $218,000. Other expenses of BWC Mortgage Services were $41,000 less than the prior year. Salaries, bonuses and benefits were down $7,000 from the prior year, due to reduced bonus provisions during the current period.

Occupancy expense was $117,000 greater during the first quarter of the current year as compared to the prior year. The Corporation opened a new banking office in San Jose in March last year, renegotiated a long-term contract on its headquarters office in Walnut Creek in February, and renewed the lease on its Pleasanton facility in July, which had been at favorable subsidized rates. The new higher rates on these facilities, as well as general operating and CPI-based increases, account for the increase in this expense category over the prior year.

Furniture and equipment expense was up only $6,000 from the prior year.

Other expenses of $1,357,000 was up $409,000 from the prior year. The largest increase in this category was in operational losses, which increased $270,000 over this period last year. The Corporation had one operational loss of over $200,000 taken in March of 2002. The first quarter increase in operating losses may not be reflective of the full year’s results. The balance of the increase in other operating expenses, as compared to last year, is related to the Corporation’s growth and the timing and extent of its various activities.

Other Real Estate Owned

As of March 31, 2002, the Corporation had no "other real-estate-owned" assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Corporation’s interest rate risk as of March 31, 2002 was within the Corporation’s risk policy range and comparable to the interest rate exposure presented in the Corporation’s 2001 annual report, which was also within the Corporation’s risk policy range.

Capital Adequacy

In 1989, the Federal Deposit Insurance Corporation (FDIC) established risk-based capital guidelines requiring banks to maintain certain ratios of “qualifying capital” to “risk-weighted assets”. Under the guidelines, qualifying capital is classified into two tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the bank’s Tier 1 capital consists of shareholders’ equity, while Tier 2 capital also includes the eligible allowance for loan losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 2002 and 2001. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of March 31, 2002, December 31, 2001, and March 31, 2001.

Risk-based capital ratios:                     Capital Ratios

                                                                 Minimum
Current guidelines      March 31,   December 31,   March 31,     regulatory
                            2002           2001        2001      requirements
                        -------------------------------------------------
   Tier 1 capital          11.54%         11.65%      11.47%        4.00%
   Total capital           12.79%         12.90%      12.73%        8.00%
   Leverage ratio           9.44%          9.22%       9.90%        3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its investment securities and Federal Funds Sold. Cash, investment securities, and other temporary investments represented 29% of total assets at March 31, 2002 and 28% at March 31, 2001. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000 plus secured borrowing lines available at the Federal Home Loan Bank and at the Federal Reserve Bank.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 2002. In a rising interest rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Repricing within:                         3        3-6          12        1-5     Over 5
In thousands                         Months     Months      Months      Years      Years     Totals
---------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments .................   $ 13,081   $   --      $   --     $   --     $   --     $ 13,081
Investment securities ..........      9,198      8,530      18,729     40,497      3,006     79,960
Construction & Real Estate Loans    107,353     12,917       2,315      1,647     12,294    136,526
Commercial Loans ...............     75,652      2,257       2,772      2,200         93     82,974
Consumer Loans .................     46,674         69         127        268       --       47,138
Leases .........................      1,876      1,773       3,033      5,443       --       12,125
                                   ----------------------------------------------------------------
Interest-bearing assets ........   $253,834   $ 25,546    $ 26,976   $ 50,055   $ 15,393   $371,804
                                   ----------------------------------------------------------------

Liabilities:
Money market accounts ..........   $ 76,075   $ 76,074    $   --     $   --     $   --     $152,149
Time deposits <$100,000 ........     12,245      8,308       5,988      1,565         85     28,191
Time deposits >$100,000 ........     13,046     10,273       4,413      2,129   $   --       29,861
                                   ----------------------------------------------------------------
Interest-bearing liabilities ...   $101,366   $ 94,655    $ 10,401   $  3,694   $     85   $210,201
                                   ----------------------------------------------------------------

Rate-sensitive gap .............   $152,468   $(69,109)   $ 16,575   $ 46,361   $ 15,308   $161,603
Cumulative rate-sensitive gap ..   $152,468   $ 83,359    $ 99,934   $146,295   $161,603
                                  ======================================================

Cumulative rate-sensitive ratio        2.50       1.43        1.48       1.70       1.77

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

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

---------------------------               ---------------------------------
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

----------------------                    --------------------------------
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary