Form 10-Q
period 2002-06-30
BWC FINANCIAL CORP
filed 2002-07-26
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of June 30, 2002, there were 3,092,997 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Changes in Securities	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of
	Security Holders	17

Item 5	Other Materially Important Events	17

Item 6	Exhibits and Reports on Form 8-K	17

	Signatures	18

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                          June 30,   December 31,
Assets                                                                    2002           2001
                                                                 -----------------------------
                                                                   (Unaudited)
Cash and Due From Banks                                              $  21,754      $  15,016
Federal Funds Sold                                                      20,556          6,000
Other Short-term Investments                                                35             33
                                                                 -----------------------------
                    Total Cash and Cash Equivalents                     42,345         21,049

Investment Securities:
     Available-for-Sale                                                 75,466         76,684
     Held-to-Maturity (approximate fair value of
        $10,340 in 2002 and $10,338 in 2001)                             9,882         10,025
Loans, Net of Allowance for Credit Losses of $5,724
     in 2002 and $5,403 in 2001                                        269,569        276,064
Bank Premises and Equipment, Net                                         3,339          3,558
Interest Receivable and Other Assets                                     8,431          7,677
                                                                 -----------------------------
                    Total Assets                                    $  409,032     $  395,057
                                                                 =============================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $  94,271      $  87,172
                                                                 -----------------------------
      Interest-bearing:
          Money Market Accounts                                        155,781        143,317
          Savings and NOW Accounts                                      46,198         44,543
          Time Deposits:
               Under $100                                               27,729         30,416
               $100 or more                                             27,762         35,021
                                                                 -----------------------------
               Total Interest-bearing                                  257,470        253,297

                    Total Deposits                                     351,741        340,469
Federal Home Loan Bank Borrowings                                       15,298         12,955
Interest Payable and Other Liabilities                                   2,678          3,381
                                                                 -----------------------------

                    Total Liabilities                                  369,717        356,805
                                                                 -----------------------------
Commitments and Contingent Liabilities
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                        --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,092,997 shares in 2002 and 3,092,474 in 2001                 26,091         27,160
Retained Earnings                                                       12,533         10,391
Accumulated other comprehensive income                                     691            701
                                                                 -----------------------------
                    Total Shareholders' Equity                          39,315         38,252
                                                                 -----------------------------
                    Total Liabilities and Shareholders' Equity      $  409,032     $  395,057
                                                                 =============================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

                                                                   For the Three Months       For the Six Months
In thousands except per-share amounts                                     Ended June 30,           Ended June 30,
                                                              ----------------------------------------------------
                                                                      2002         2001         2002         2001
Interest Income                                                (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                                              ----------------------------------------------------
     Loans, including Fees                                         $ 5,309      $ 6,802     $ 10,916     $ 13,916
     Investment Securities:
          Taxable                                                      736          819        1,588        1,601
          Non-taxable                                                  112          114          224          224
     Federal Funds Sold                                                 87           73          140          276
     Other Short-term Investments                                       --            2            3           19
                                                              ----------------------------------------------------
                Total Interest Income                                6,244        7,810       12,871       16,036
Interest Expense
       Deposits                                                      1,050        2,199        2,227        4,720
       Federal Funds Purchased                                          --           16           --           16
       FHLB Borrowings                                                 219           91          423          146
       Other Borrowed Funds                                             --            1           --            1
                                                              ----------------------------------------------------
                Total Interest Expense                               1,269        2,307        2,650        4,883

Net Interest Income                                                  4,975        5,503       10,221       11,153
Provision for Credit Losses                                            300          375          600          750
                                                              ----------------------------------------------------
Net Interest Income After Provision For Credit Losses                4,675        5,128        9,621       10,403

Noninterest Income
       BWC Mortgage Services - Commissions                           1,605        1,428        3,096        2,628
       BWC Mortgage Services - Fees & Other                            241          212          527          395
       Service Charges on Deposit Accounts                             222          193          433          396
       Other                                                           305          322          699          654
       Gains on Security Transactions                                   --           11           13           65
                                                              ----------------------------------------------------
                Total Noninterest Income                             2,373        2,166        4,768        4,138
Noninterest Expense
       Salaries and Related Benefits                                 2,298        2,405        4,616        4,730
       BWC Mortgage Services - Commissions                           1,132          979        2,162        1,791
       BWC Mortgage Services - Fees & Other                            133          117          252          232
       Occupancy                                                       408          362          817          699
       Furniture and Equipment                                         189          207          384          396
       Other                                                         1,050        1,290        2,407        2,238
                                                              ----------------------------------------------------
                Total Noninterest Expense                            5,210        5,360       10,638       10,086
                                                              ----------------------------------------------------
BWC Mortgage Services - Minority Interest                              171          166          361          302

Income Before Income Taxes                                           1,667        1,768        3,390        4,153
Provision for Income Taxes                                             606          654        1,248        1,556
                                                              ----------------------------------------------------
Net Income                                                         $ 1,061      $ 1,114      $ 2,142      $ 2,597
                                                              ====================================================
Basic Earnings Per Share                                          $   0.31     $   0.33     $   0.63     $   0.75
Diluted Earnings Per Share                                        $   0.29     $   0.29     $   0.59     $   0.68
                                                              ====================================================

Weighted Average Basic Shares                                    3,402,260    3,420,465    3,392,608    3,443,550
Weighted Average Diluted Share Equivalents Related to Options      210,536      359,841      229,947      363,987
Weighted Average Diluted Shares                                  3,612,796    3,780,306    3,622,555    3,807,537
                                                              ====================================================
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                            For the Six Months Ended June 30,
                                                                     --------------------------------------
                                                                                   2002               2001
                                                                     --------------------------------------
OPERATING ACTIVITIES:                                                        (Unaudited)        (Unaudited)
Net Income                                                                       $2,142             $2,597
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                     (966)              (938)
     Provision for credit losses                                                    600                750
     Depreciation and amortization                                                  302                284
     Gain on sale of securities available for sale                                  (13)               (65)
     Tax benefit from the exercise of stock options                                 414                299
     Increase in accrued interest receivable
        and other assets                                                           (754)              (456)
     Decrease in accrued interest payable
        and other liabilities                                                      (703)            (1,193)
                                                                     --------------------------------------
               Net Cash Provided by Operating Activities                          1,022              1,278
                                                                     --------------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                13,697              7,726
Proceeds  from the sales of available-for-sale investment securities              6,064             23,881
Purchase of investment securities                                               (17,949)           (30,426)
Increase(decrease) in loans originated, net of collections                        6,851            (17,587)
Purchase of bank premises and equipment                                            (521)              (580)
                                                                     --------------------------------------
               Net Cash Used by Investing Activities                              8,142            (16,986)
                                                                     --------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                         11,272             15,241
Increase in Fed Funds Purchased and other borrowings                              2,343              4,154
Proceeds from issuance of common stock                                              370                227
Cash paid for the repurchase of common stock                                     (1,853)            (1,525)
Cash paid in lieu of fractional shares                                               --                 (5)
Decrease in BWC Mortgage Services borrowings                                         --                 --
                                                                     --------------------------------------
               Net Cash Provided by Financing Activities                         12,132             18,092
                                                                     --------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                            21,296              2,384
Cash and cash equivalents at beginning of year                                   21,049             24,472
                                                                     --------------------------------------
               Cash and Cash Equivalents at period end                          $42,345            $26,856
                                                                     ======================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                    $3,187             $4,777
                                                                     ======================================
Income Taxes Paid                                                                $1,373             $2,285
                                                                     ======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2001, and June 30, 2002
In thousands except share amounts                                                         Accumulated
                                                                                                Other
                                                   Number       Common      Retained    Comprehensive                Comprehensive
                                                of Shares        Stock      Earnings    Income/(Loss)        Total          Income
                                             --------------------------------------------------------------------------------------

Balance, January 1, 2001                        2,850,850     $ 23,193     $  10,975        $      43    $  34,211

Net Income as of December 31, 2001                     --           --         5,464               --        5,464      $    5,464
Other Comprehensive Income, net of tax
     liability of $429                                 --           --            --              658          658             658
                                                                                                                   ----------------
Comprehensive Income                                   --           --            --               --           --
                                                                                                                             6,122
Stock options exercised                            91,918          329            --               --          329
Repurchase and retirement of shares by the
     Corporation                                (132,002)      (2,704)            --               --      (2,704)
10% stock dividend including payment of
     fractional shares                            281,708        6,043        (6,048)               --          (5)
Tax benefit from the exercise of stock                 --          299            --               --          299
options
                                             ----------------------------------------------------------------------
Balance, December 31, 2001                      3,092,474       27,160        10,391              701       38,252

Net Income as of June 30, 2002                         --           --         2,142               --        2,142           2,142
Other Comprehensive Income, net of tax
     liability of $419                                 --           --            --              (10)         (10)            (10)
                                                                                                                   ----------------
Comprehensive Income                                   --           --            --               --           --      $    2,132
Stock options exercised                            88,096          370            --               --          370
Repurchase and retirement of shares by the
     Corporation                                  (87,573)      (1,853)            --               --      (1,853)
Tax benefit from the exercise of stock                 --          414            --               --          414
options
                                             ----------------------------------------------------------------------
Balance June 30, 2002                           3,092,997     $ 26,091     $  12,533       $      691    $  39,315

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002 and the results of operations for the six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2001 annual report on Form 10-K. The results of operations for the six months ended June 30, 2002, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year. Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per share amounts have been restated to reflect the 10% stock dividend given July 15, 2002 and June 15, 2001.

2.     INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at June 30, 2002 are as follows:

In thousands
                                                                           Gross
                                             Amortized   Unrealized       Market
                                                  Cost         Gain        Value
                                             -----------------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions ................      $ 9,882      $   458      $10,340

Available-for-sale
U.S. Treasury Securities ................        4,065           28        4,093
U.S. Government Agencies ................       36,074          411       36,485
Taxable Obligations of
  State & Political Subdivisions ........       28,797          594       29,391
Corporate Securities ....................        5,420           77        5,497
--------------------------------------------------------------------------------
Total Available-for-sale ................      $74,356      $ 1,110      $75,466

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2002.

In thousands
                                        Held-to-Maturity      Available-for-Sale
                                   ---------------------------------------------
                                   Amortized      Market   Amortized      Market
                                        Cost       Value        Cost       Value
                                   ---------------------------------------------

Within one year ................     $   933     $   983     $33,070     $33,413
After one, but within
   five, years .................       8,949       9,357      32,436      33,199
Over five years ................        --          --         8,850       8,854
--------------------------------------------------------------------------------
Total ..........................     $ 9,882     $10,340     $74,356     $75,466

3.     ALLOWANCE FOR CREDIT LOSSES

In Thousands
                                                        For the Six Months Ended
                                                                  June 30,
                                                         2002              2001
                                                   -----------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses ..........................       $ 275,293        $ 270,153
                                                   ----------------------------

Allowance for credit losses at
   beginning of period .......................           5,403            5,042

Charge-offs ..................................            (357)            (825)
Recoveries ...................................              78              130
                                                   ----------------------------
Net (charge-offs)/recoveries .................            (279)            (695)

Provisions ...................................             600              750
Allowance for credit losses at
   end of period .............................       $   5,724        $   5,097
                                                    ============================
Ratio of allowance for credit
   losses to loans                                       2.08%             1.89%

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available- for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the six months ended June 30, 2002 and 2001 are as follows:

In thousands
                                                               2002         2001
================================================================================
Unrealized gain(loss) arising
during the period, net of tax .......................         $ (2)         $398
--------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains on securities
available-for-sale included in net
income during the year, net of tax ..................            8            40
--------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income .......................         $(10)         $358
================================================================================

Note: Net unrealized gain(loss) comes from "Comp.Inc." as "Net (after tax) change in AFS securities. Reclassification adjustment is the gain of securities sold (Income Statement) less tax (.38). Unrealized gain(loss) is the sum of the above two amounts.

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

Summarized financial information for the periods ended June 30, 2002 and 2001 concerning the Corporation’s reportable segments is shown in the following table.

For the Six Months
Ended 06/30/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                              $  12,873                $   2               $   (4)               12,871
Commissions Received                                       -                3,096                     -                3,096
Total Interest Expense                                 2,652                    2                   (4)                2,650
Salaries & Benefits                                    4,255                  361                     -                4,616
Commissions Paid                                           -                2,162                     -                2,162
Segment Profit before Tax                              3,142                  722                 (474)                3,390
Total Assets                                       $ 408,914              $   356              $  (238)            $ 409,032
-----------------------------------------------------------------------------------------------------------------------------

For the Six Months
Ended 06/30/2001                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                              $  16,039                $   3               $   (6)               16,036
Commissions Received                                       -                2,628                     -                2,628
Total Interest Expense                                 4,886                    3                   (6)                4,883
Salaries & Benefits                                    4,421                  309                     -                4,730
Commissions Paid                                           -                1,791                     -                1,791
Segment Profit before Tax                              3,922                  604                 (373)                4,153
Total Assets                                       $ 370,563              $   374              $  (271)            $ 370,666
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 06/30/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                               $  6,246                $   1               $   (4)             $  6,243
Commissions Received                                       -                1,605                     -                1,605
Total Interest Expense                                 1,271                    1                   (4)                1,268
Salaries & Benefits                                    2,121                  177                     -                2,298
Commissions Paid                                           -                1,131                     -                1,131
Segment Profit before Tax                              1,532                  342                 (207)                1,667
Total Assets                                       $ 408,914              $   356              $  (238)              409,032
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 06/30/2001                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                               $  7,811                $   2               $   (3)                7,810
Commissions Received                                       -                1,428                     -                1,428
Total Interest Expense                                 2,309                    1                   (3)                2,307
Salaries & Benefits                                    2,234                  171                     -                2,405
Commissions Paid                                           -                  979                     -                  979
Segment Profit before Tax                              1,643                  332                 (207)                1,768
Total Assets                                       $ 370,563              $   374              $  (271)              370,666
-----------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp., Bank of Walnut Creek and BWC Real Estate, include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Bank operate, competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

General

Prime rate averaged 4.75% during the first half of 2002, compared to 7.98% for the first half of 2001, a decrease of 3.23% between the comparable periods. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. Continued low interest rates and slow economic activity most probably will have an adverse effect on performance throughout 2002.

Total assets of the Corporation at June 30, 2002 of $409,032,000 have increased $38,366,000 or 10% as compared to June 30, 2001. Total loans of $275,293,000 have increased $5,139,000 or 2%, and total deposits of $351,741,000 have increased $26,865,000 or 8%. Since year-end 2001 the Corporation’s assets have increased 4%, loans decreased 2%, and deposits increased 3%.

The Corporation’s loan-to-deposit ratio as of June 30, 2002 was 78%, as compared to 83% in 2001.

Net Income

Net income for the first six months in 2002 of $2,142,000 was $455,000 less than the first six months in 2001. This represented a return on average assets during this period of 1.07% and a return on average equity of 11.14%. The return on average assets during the first six months of 2001 was 1.45%, and the return on average equity was 14.67%.

Net income for the three months ending June 30, 2002 of $1,061,000 was $53,000 less than the comparable period in 2001. The return on average assets during the second quarter was 1.06%, and the return on average equity was 10.97%. The return on average assets during the second quarter of 2001 was 1.23%, and the return on average equity was 12.48%.

Earning assets averaged $373,550,000 during the six months ended June 30, 2002, as compared to $337,682,000 for the comparable period in 2001. Earning assets averaged $374,510,000 during the second quarter of 2002 as compared to $341,441,000 during the second quarter of 2001.

Diluted earnings per average common share were $.59 for the first six months of 2002 as compared to $0.68 for the first six months of 2001. For the second quarter of 2002, diluted earnings per average common share were $0.29 as compared to $0.29 for the second quarter of 2001.

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

Net interest income during the first six months of 2002 was $10,221,000 or $932,000 less than the comparable period in 2001. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $35,868,000 more than during the first six months of 2001. The prime lending rate has held at 4.75% during the first six months of 2002 as compared to an average of 7.98% for the first six months of 2001.

Due to the Corporation’s asset-sensitive position, decreasing interest rates result in a decrease in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.56% during the first six months of 2002 as compared to 6.71% in 2001. The decrease in net interest margin is estimated to have resulted in a decrease in interest income of $1,157,000 during the first six months of 2002 as compared to the same period in 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $225,000.

During the second quarter 2002 the Corporation’s net interest margin averaged 5.38% as compared to 6.53% in 2001. The decrease in net interest margin alone is estimated to have resulted in a decrease in interest income of $536,000 during the second quarter of 2002 as compared to the same period in 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $8,000. The result was a net decrease in interest income of $528,000 during the second quarter of 2002 as compared to 2001.

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

The ratio of the allowance for credit losses to total loans as of June 30, 2002 was 2.08%, as compared to 1.89% for the period ending June 30, 2001. The Corporation’s ratios for both periods is considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of June 30, 2002 it had $3,499,000 in allocated allowance and $2,225,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net losses of $279,000 during the first six months of 2002 as compared to net losses of $694,000 during the comparable period in 2001.

The following table provides information on past-due and nonaccrual loans:

                                                                 June 30,
                                                           2002             2001
                                                     ----------       ----------
Loans Past-due 90 Days or More                       $   10,000       $   30,000
Nonaccrual Loans                                      1,113,000        1,311,000
                                                     ----------       ----------
Total                                                $1,123,000       $1,341,000

As of June 30, 2002 and 2001, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2002 remains uncollected. Interest foregone on nonaccrual loans was approximately $428,000 and $252,000, as of June 30, 2002 and 2001 respectively.

Noninterest Income

Noninterest income during the first six months of 2002 was $630,000 greater than during the comparable period of 2001, primarily related to the activities of the Corporation’s mortgage subsidiary. The increase in their income is in part a reflection of the low interest rates during the current year and the corresponding strong market in mortgages and refinancing.

The other categories of noninterest income are comparable to the prior year and the Corporation’s growth.

There were gains on securities available-for-sale of $13,000 during the first six months of 2002 as compared to $65,000 during the comparable 2001 period. The greater gains in 2001 were the result of a large number of agency securities which were called by the issuing agencies due to the decline in rates and the ability of these agencies to reissue debt at lower rates.

During the second quarter of 2002 noninterest income was $207,000 greater than in the comparable prior year period. Almost all this increase is related to the activities of the Corporation’s mortgage subsidiary.

Noninterest Expense

Noninterest expense during the first six months of 2002 was $552,000 greater than during the comparable period in 2001.

BWC Mortgage Services reflected an increase in noninterest expense of $305,000 during the respective periods, which is a reflection of the strength of the mortgage market and their increased activity in this market.

Salaries and related benefits were $114,000 less during the first six months of 2002 as compared to 2001. This decrease is related primarily to a reduction in general merit increases and provision for performance bonuses. The Bank’s staff averaged 119 full-time equivalent (FTE) persons during the first six months of 2002 and 2001.

Occupancy expense increased $118,000 over the comparable period in 2001 primarily related to the new 15 year master lease (February 2001), on our headquarters office in Walnut Creek, remodeling expenses to that office, a new lease on our Pleasanton office (July 2001) at current market rates (this had been under a sub-lease at below market rates), and due to CPI and operating increases.

Total furniture and equipment expenses decreased a modest $12,000 as compared to the 2001 period, related primarily to a reduction in maintenance and repair expenses between the respective periods.

Other expenses reflect an increase of $169,000 between the respective periods, which includes a check fraud loss taken in the first quarter of 2002 of approximately $200,000. During the second quarter of 2001, the Bank experienced a check fraud loss of approximately $100,000.

During the second quarter of 2002 the Corporation’s noninterest expense decreased $150,000 over the comparable quarter of 2001. Of this decrease, $100,000 is related to the check fraud loss mentioned above. The balance is related to the same reasons that were applicable for the six months results.

Other Real Estate Owned

As of June 30, 2002 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 2002 and 2001. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of June 30, 2002, December 31, 2001, and June 30, 2001.

Risk-based capital ratios:                   Capital Ratios
                                                                     Minimum
                         June 30,   December 31,    June 30,      Regulatory
                            2002           2001        2001     Requirements
   Tier 1 capital          11.68%         11.65%      11.48%           4.00%
   Total capital           12.93%         12.90%      12.73%           8.00%
   Leverage ratio           9.66%          9.22%       9.86%           3.00%

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 31% of total assets at June 30, 2002 and 25% at June 30, 2001. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000 and the ability to borrow, on a collateralized basis, from the Federal Home Loan Bank.

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

The Corporation’s interest-rate risk as of June 30, 2002 was consistent with the interest-rate exposure presented in the Corporation’s 2001 annual report and was within the Corporation’s risk policy range.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                           $  20,556      $     -      $     -      $     -      $     -    $  20,556
Investment securities
                                             9,804       10,990       13,552       42,148        8,854       85,348
Construction & Real Estate Loans
                                           101,866       16,475        2,402        1,839       13,259      135,841
Commercial Loans
                                            71,741        1,929        2,320        2,255          106       78,351
Consumer Loans
                                            48,387           63          129          202            -       48,781
Leases
                                             1,683        1,716        3,050        5,871            -       12,320
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 254,037    $  31,173    $  21,453    $  52,315    $  22,219    $ 381,197
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                    $  77,891    $  77,890      $     -      $     -      $     -    $ 155,781
Time deposits <$100,000
                                            10,447        6,275        8,197        2,810            -       27,729
Time deposits >$100,000
                                            13,156        5,462        5,863        3,281            -       27,762
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 101,494    $  89,627    $  14,060     $  6,091      $     -    $ 211,272
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 152,543   $ (58,454)     $  7,393    $  46,224    $  22,219    $ 169,925
Cumulative rate-sensitive gap            $ 152,543    $  94,089    $ 101,482    $ 147,706    $ 169,925
                                      =================================================================

Cumulative rate-sensitive ratio               2.50         1.49         1.49         1.70         1.80

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Materially Important Events

        A 10% stock dividend was declared by the Corporation’s Board of Directors to shareholders of record July 15, 2002.

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