Form 10-Q
period 2002-09-30
BWC FINANCIAL CORP
filed 2002-11-04
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of September 30, 2002, there were 3,521,603 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Consolidated Statements of Changes in
	Shareholders' Equity	6

	Notes to Consolidated Financial Statements	7-10

Item 2
	Management's Discussion and Analysis
	of Results of Operations	11-15

	Quantitative and Qualitative Disclosures
	About Market Risk	16-17

	Controls and Procedures	18

PART II - OTHER INFORMATION

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                         September 30,     December 31,
Assets                                                                       2002             2001
                                                                  ---------------- ----------------
                                                                      (Unaudited)
Cash and Due From Banks                                               $    15,152      $    15,016
Federal Funds Sold                                                          8,299            6,000
Other Short-term Investments                                                   35               33
                                                                  ---------------- ----------------
                    Total Cash and Cash Equivalents                        23,486           21,049

Investment Securities:
     Available-for-Sale                                                    88,628           76,684
     Held-to-Maturity (approximate fair value of
        $11,529 in 2002 and $10,338 in 2001)                               10,959           10,025
Loans, Net of Allowance for Credit Losses of $5,910
     in 2002 and $5,403 in 2001                                           275,579          276,064
Bank Premises and Equipment, Net                                            3,281            3,558
Interest Receivable and Other Assets                                        8,295            7,677
                                                                  ---------------- ----------------
                    Total Assets                                      $   410,228      $   395,057
                                                                  ================ ================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                              $    97,734      $    87,172
                                                                  ---------------- ----------------
      Interest-bearing:
          Money Market Accounts                                           149,146          143,317
          Savings and NOW Accounts                                         46,518           44,543
          Time Deposits:
               Under $100                                                  27,062           30,416
               $100 or more                                                25,935           35,021
                                                                  ---------------- ----------------
               Total Interest-bearing                                     248,661          253,297

                    Total Deposits                                        346,395          340,469
Federal Home Loan Bank Borrowings                                          20,551           12,955
Interest Payable and Other Liabilities                                      2,614            3,381
                                                                  ---------------- ----------------

                    Total Liabilities                                     369,560          356,805
                                                                  ---------------- ----------------
Commitments and Contingent Liabilities
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                           --               --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,521,603 shares in 2002 and 3,092,474 in 2001                    32,496           27,160
Retained Earnings                                                           7,226           10,391
Accumulated other comprehensive income                                        946              701
                                                                  ---------------- ----------------
                    Total Shareholders' Equity                             40,668           38,252
                                                                  ---------------- ----------------
                    Total Liabilities and Shareholders' Equity        $   410,228      $   395,057
                                                                  ================ ================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME

                                                                    For the Three Months          For the Nine Months
In thousands except per-share amounts                                 Ended September 30,          Ended September 30,
                                                               ----------------------------  -------------------------
                                                                       2002           2001          2002          2001
Interest Income                                                 (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
                                                               ------------- -------------- ------------- -------------
     Loans, including Fees                                           $5,173         $6,575       $16,089       $20,491
     Investment Securities:
          Taxable                                                       897            772         2,485         2,373
          Non-taxable                                                   115            111           339           335
     Federal Funds Sold                                                  64            155           204           431
     Other Short-term Investments                                        --             39             3            58
                                                               ------------- -------------- ------------- -------------
                Total Interest Income                                 6,249          7,652        19,120        23,688

Interest Expense
       Deposits                                                       1,014          1,998         3,241         6,718
       Federal Funds Purchased                                           --             --            --            16
       FHLB Borrowings                                                  228            100           651           246
       Other Borrowed Funds                                              --             --            --             1
                                                               ------------- -------------- ------------- -------------
                 Total Interest Expense                               1,242          2,098         3,892         6,981

Net Interest Income                                                   5,007          5,554        15,228        16,707
Provision for Credit Losses                                             300            400           900         1,150
                                                               ------------- -------------- ------------- -------------
Net Interest Income After Provision For Credit Losses                 4,707          5,154        14,328        15,557

Noninterest Income
       BWC Mortgage Services - Commissions                            2,065          1,369         5,161         3,997
       BWC Mortgage Services - Fees & Other                             360            254           887           649
       Service Charges on Deposit Accounts                              240            180           673           576
       Other                                                            316            325         1,015           979
       Gain(Loss) on Security Transactions                              (37)            --          (24)            65
                                                               ------------- -------------- ------------- -------------
                Total Noninterest Income                              2,944          2,128         7,712         6,266

Noninterest Expense
       Salaries and Related Benefits                                  2,300          2,039         6,916         6,769
       BWC Mortgage Services - Commissions                            1,424            968         3,586         2,759
       BWC Mortgage Services - Fees & Other                             188            127           440           445
       Occupancy                                                        417            370         1,234           983
       Furniture and Equipment                                          188            254           572           650
       Other                                                          1,147          1,061         3,554         3,299
                                                               ------------- -------------- ------------- -------------
                Total Noninterest Expense                             5,664          4,819        16,302        14,905
                                                               ------------- -------------- ------------- -------------
BWC Mortgage Services - Minority Interest                               274            153           635           455

Income Before Income Taxes                                            1,713          2,310         5,103         6,463
Provision for Income Taxes                                              609            837         1,857         2,393
                                                               ------------- -------------- ------------- -------------
Net Income                                                         $  1,104       $  1,473        $3,246        $4,070
                                                               ============= ============== ============= =============
Basic Earnings Per Share                                              $0.32          $0.43         $0.95         $1.18
Diluted Earnings Per Share                                            $0.31          $0.39         $0.90         $1.07
                                                               ============= ============== ============= =============

Weighted Average Basic Shares                                     3,489,625      3,434,877     3,424,772     3,440,658
Weighted Average Diluted Share Equivalents
     Related to Options                                             118,229        320,142       192,708       349,372
Weighted Average Diluted Shares                                   3,607,854      3,755,018     3,617,480     3,790,030
                                                               ============= ============== ============= =============

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months
In thousands                                                                           Ended September 30,
                                                                       -------------------------------------
                                                                                     2002               2001
                                                                       ------------------- ------------------
OPERATING ACTIVITIES:                                                         (Unaudited)        (Unaudited)
Net Income                                                                         $3,246             $4,070
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                     (1,451)            (1,473)
     Provision for credit losses                                                      900              1,150
     Depreciation and amortization                                                    458                443
     Loss(Gain) on sale of securities available for sale                               24               (65)
     Tax benefit from the exercise of stock options                                   414                299
     Increase in accrued interest receivable
        and other assets                                                             (618)               (16)
     Decrease in accrued interest payable
        and other liabilities                                                        (767)              (275)
                                                                       ------------------- ------------------
               Net Cash Provided by Operating Activities                            2,206              4,133
                                                                       ------------------- ------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                  21,760             12,261
Proceeds  from the sales of available-for-sale investment securities               13,101             25,881
Purchase of investment securities                                                 (47,518)           (37,581)
Decrease(increase) in loans originated, net of collections                          1,035            (21,295)
Purchase of bank premises and equipment                                              (181)            (1,144)
                                                                       ------------------- ------------------
               Net Cash Used by Investing Activities                              (11,803)           (21,878)
                                                                       ------------------- ------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                            5,926             48,295
Increase in Fed Funds Purchased and other borrowings                                7,597              4,124
Proceeds from issuance of common stock                                                370                227
Cash paid for the repurchase of common stock                                       (1,853)            (1,525)
Cash paid in lieu of fractional shares                                                 (6)                (5)
                                                                       ------------------- ------------------
               Net Cash Provided by Financing Activities                           12,034             51,116
                                                                       ------------------- ------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                               2,437             33,371
Cash and cash equivalents at beginning of year                                     21,049             24,472
                                                                       ------------------- ------------------
               Cash and Cash Equivalents at period end                            $23,486            $57,843
                                                                       =================== ==================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                      $4,548             $6,888
                                                                       =================== ==================
Income Taxes Paid                                                                  $2,055             $2,285
                                                                       =================== ==================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2001, and September 30, 2002
In thousands except share amounts                                                                 Accumulated
                                                                                                        Other
                                                         Number        Common      Retained     Comprehensive                   Comprehensive
                                                      of Shares         Stock      Earnings     Income/(Loss)          Total           Income
                                                  -------------- ------------- ------------- ----------------- -------------- ----------------

Balance, January 1, 2001                              2,850,850     $  23,193     $  10,975         $      43      $  34,211

Net Income as of December 31, 2001                           --            --         5,464                --          5,464       $    5,464
Other Comprehensive Income, net of tax
     liability of $429                                       --            --            --               658            658              658
                                                                                                                              ----------------
Comprehensive Income                                         --            --            --                --             --
                                                                                                                                        6,122
Stock options exercised                                  91,918           329            --                --            329
Repurchase and retirement of shares by the
     Corporation                                       (132,002)       (2,704)           --                --         (2,704)
10% stock dividend including payment of
     fractional shares                                  281,708         6,043        (6,048)               --             (5)
Tax benefit from the exercise of stock options               --           299            --                --            299
                                                  -------------- ------------- ------------- ----------------- --------------
Balance, December 31, 2001                            3,092,474
                                                                       27,160        10,391               701         38,252

Net Income as of September 30, 2002                          --            --         3,246                --          3,246            3,246
Other Comprehensive Income, net of tax
     liability of $419                                       --            --            --               245            245              245
                                                                                                                              ----------------
Comprehensive Income                                         --            --            --                --             --       $    3,491
Stock options exercised                                 224,508           370            --                --            370
Repurchase and retirement of shares by the
   Corporation                                         (104,417)       (1,853)           --                --         (1,853)
10% stock dividend including payment of
     fractional shares                                  309,038         6,405        (6,411)               --             (6)
Tax benefit from the exercise of stock options               --           414            --                --            414
                                                  -------------- ------------- ------------- ----------------- --------------
Balance, September 30, 2002                           3,521,603     $  32,496      $  7,226         $     946      $  40,668

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and the results of operations for the nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2001 annual report on Form 10-K. The results of operations for the nine months ended September 30, 2002, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend given July 15, 2002 and June 15, 2001.

2.     INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at September 30, 2002 are as follows:
In thousands
                                                                                            Gross
                                                               Amortized               Unrealized            Market
                                                                    Cost                     Gain             Value
                                                       ------------------ ------------------------ -----------------
Held-to-maturity
Obligations of State and
  Political Subdivisions                                         $10,959                  $   570           $11,529

Available-for-sale
U.S. Treasury Securities                                           4,050                       47             4,097
U.S. Government Agencies                                          35,493                      514            36,007
Taxable Obligations of
  State & Political Subdivisions                                  28,280                      655            28,935
Corporate Securities                                              19,284                      305            19,589
------------------------------------------------------ ------------------ ------------------------ -----------------
Total Available-for-sale                                         $87,107                 $  1,521           $88,628

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2002.
In thousands
                                                        Held-to-Maturity                  Available-for-Sale
                                          ---------------------------------- -----------------------------------
                                                 Amortized           Market          Amortized           Market
                                                      Cost            Value               Cost            Value
                                          ----------------- ---------------- ------------------ ----------------

Within one year                                    $ 2,068           $2,145            $39,282         $ 39,675
After one, but within
   five, years                                       8,891            9,384             38,975           40,095
Over five years                                         --               --              8,850            8,858
----------------------------------------- ----------------- ---------------- ------------------ ----------------
Total                                              $10,959         $ 11,529            $87,107         $ 88,628

3.     ALLOWANCE FOR CREDIT LOSSES

In thousands
                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                        2002               2001
                                                                          ------------------- ------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses                                                                 $281,489          $ 273,835
                                                                          ------------------- ------------------

Allowance for credit losses at
   beginning of period                                                                 5,403              5,042

Charge-offs                                                                             (493)            (1,421)
Recoveries                                                                               100                165
                                                                          ------------------- ------------------
Net (charge-offs)/recoveries                                                            (393)            (1,256)

Provisions                                                                               900              1,150
Allowance for credit losses at
   end of period                                                                     $ 5,910            $ 4,936
                                                                          =================== ==================
Ratio of allowance for credit
   losses to loans                                                                     2.10%              1.80%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available- for-sale investments reported as a component of shareholders' equity. The components of other comprehensive income for the nine months ended September 30, 2002 and 2001 are as follows:
In thousands
                                                       2002                 2001
====================================== ==================== ====================
Unrealized gain(loss) arising
during the period, net of tax                        $  221               $  975
-------------------------------------- -------------------- --------------------
Reclassification adjustment for net
realized gain(loss) on securities
available-for-sale included in net
income during the year, net of tax                      (24)                  40
-------------------------------------- -------------------- --------------------
Net unrealized gain(loss) included
in other comprehensive income                        $  245               $  935
====================================== ==================== ====================

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

The Corporation’s community banking segment provides loans, leases and lines of credit to local businesses and individuals. This segment also derives revenue by placing funds that are not loaned to others, into investment securities. The business purpose of BWC Mortgage Services is the origination and placement of long-term financing for real estate mortgages.

Summarized financial information for the periods ended September 30, 2002 and 2001 concerning the Corporation’s reportable segments is shown in the following table.

For the Nine Months
Ended 09/30/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
---------------------------------------- -------------------- -------------------- --------------------- --------------------
Total Interest Income                              $  19,123                $   2               $   (5)            $  19,120
Commissions Received                                       -                5,161                     -                5,161
Total Interest Expense                                 3,895                    2                   (5)                3,892
Salaries & Benefits                                    6,352                  564                     -                6,916
Commissions Paid                                           -                3,586                     -                3,586
Segment Profit before Tax                              4,600                1,270                 (767)                5,103
Total Assets                                       $ 410,114              $   497              $  (383)            $ 410,228
---------------------------------------- -------------------- -------------------- --------------------- --------------------

For the Nine Months
Ended 09/30/2001                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
---------------------------------------- -------------------- -------------------- --------------------- --------------------
Total Interest Income                              $  23,693                $   4               $   (9)            $  23,688
Commissions Received                                       -                3,997                     -                3,997
Total Interest Expense                                 6,986                    4                   (9)                6,981
Salaries & Benefits                                    6,299                  470                     -                6,769
Commissions Paid                                           -                2,759                     -                2,759
Segment Profit before Tax                              6,086                  910                 (533)                6,463
Total Assets                                       $ 406,558              $   326              $  (226)            $ 406,658
---------------------------------------- -------------------- -------------------- --------------------- --------------------

For the Three Months
Ended 09/30/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
---------------------------------------- -------------------- -------------------- --------------------- --------------------
Total Interest Income                               $  6,250                $   1               $   (1)             $  6,249
Commissions Received                                       -                2,065                     -                2,065
Total Interest Expense                                 1,243                    0                   (1)                1,242
Salaries & Benefits                                    2,097                  203                     -                2,300
Commissions Paid                                           -                1,424                     -                1,424
Segment Profit before Tax                              1,458                  548                 (293)                1,713
Total Assets                                       $ 410,114              $   497              $  (383)            $ 410,228
---------------------------------------- -------------------- -------------------- --------------------- --------------------

For the Three Months
Ended 09/30/2001                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
---------------------------------------- -------------------- -------------------- --------------------- --------------------
Total Interest Income                               $  7,654                $   1               $   (3)             $  7,652
Commissions Received                                       -                1,369                     -                1,369
Total Interest Expense                                 2,100                    1                   (3)                2,098
Salaries & Benefits                                    1,878                  161                     -                2,039
Commissions Paid                                           -                  968                     -                  968
Segment Profit before Tax                              2,164                  306                 (160)                2,310
Total Assets                                       $ 406,558              $   326              $  (226)            $ 406,658
---------------------------------------- -------------------- -------------------- --------------------- --------------------

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

General

Prime rate has remained at 4.75% throughout the first nine months of 2002, compared to an average of 7.51% during the same period in 2001, a decrease of 2.76% between the comparable periods. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. Continued low interest rates and slow economic activity most probably will have an adverse effect on performance throughout the remainder of 2002.

Total assets of the Corporation at September 30, 2002 of $410,228,000 have increased $3,570,000 as compared to September 30, 2001. Total loans of $281,489,000 have increased $7,654,000. Total deposits of $346,395,000 have decreased $11,536,000, offset by Federal Home Loan Borrowings, to support our fixed rate commercial real estate lending, which increased by $14,003,000. Since year-end 2001 the Corporation’s assets have increased 4%, loans have remained at approximately the same level, deposits increased 2% and FHLB borrowings have increased 59%. The FHLB borrowings are based on the same terms with a positive spread to the Corporation.

The Corporation's loan-to-deposit ratio as of September 30, 2002 was 81%, as compared to 77% in 2001.

Net Income

Net income for the first nine months in 2002 of $3,246,000 was $824,000 less than the first nine months in 2001. This represented a return on average assets during this period of 1.07% and a return on average equity of 11.09%. The return on average assets during the first nine months of 2001 was 1.48%, and the return on average equity was 15.06%.

Net income for the three months ending September 30, 2002 of $1,104,000 was $369,000 less than the comparable period in 2001. The return on average assets during the third quarter was 1.07%, and the return on average equity was 11.02%. The return on average assets during the third quarter of 2001 was 1.55%, and the return on average equity was 18.32%.

Earning assets averaged $378,018,000 during the nine months ended September 30, 2002, as compared to $344,948,000 for the comparable period in 2001. Earning assets averaged $386,954,000 during the third quarter of 2002 as compared to $359,479,000 during the third quarter of 2001.

Diluted earnings per average common share were $.90 for the first nine months of 2002 as compared to $1.07 for the first nine months of 2001. For the third quarter of 2002, diluted earnings per average common share were $0.31 as compared to $0.39 for the third quarter of 2001.

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

Net interest income during the first nine months of 2002 was $15,228,000 or $1,479,000 less than the comparable period in 2001. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $4,838,000 more than during the first nine months of 2001.

Due to the Corporation’s asset-sensitive position, decreasing interest rates result in a decrease in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.44% during the first nine months of 2002 as compared to 6.54% in 2001. The decrease in net interest margin is estimated to have resulted in a decrease in interest income of $1,727,000 during the first nine months of 2002 as compared to the same period in 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $248,000.

Net interest income during the third quarter of 2002 was $5,007,000 or $547,000 less than the comparable period in 2001. This was on a net earning-asset base that averaged $6,281,000 more than during the third quarter of 2001.

The Corporation’s net interest margin averaged 5.21% as compared to 6.21% in 2001. The decrease in net interest margin alone is estimated to have resulted in a decrease in interest income of $575,000 during the third quarter of 2002 as compared to the same period in 2001. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $28,000.

Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for probable losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of September 30, 2002 was 2.10%, as compared to 1.80% for the period ending September 30, 2001. The Corporation’s ratios for both periods are considered adequate to provide for probable losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of September 30, 2002 it had $4,213,000 in allocated allowance and $1,697,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net losses of $393,000 during the first nine months of 2002 as compared to net losses of $1,256,000 during the comparable period in 2001.

The following table provides information on past-due and nonaccrual loans:

                                                      September 30,
                                                 2002              2001
                                               --------------------------
Loans Past-due 90 Days or More             $    4,000         $   31,000
Nonaccrual Loans                            1,119,000          1,117,000
                                           ------------------------------
Total                                      $1,123,000         $1,148,000

As of September 30, 2002 and 2001, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2002 remains uncollected. Interest foregone on nonaccrual loans was approximately $471,000 and $318,000, as of September 30, 2002 and 2001 respectively.

Noninterest Income

Noninterest income during the first nine months of 2002 was $1,446,000 greater than during the comparable period of 2001, primarily related to the activities of the Corporation’s mortgage subsidiary. Their income increased significantly in 2002, reflecting the low interest rates during the current year and the corresponding strong market in mortgages and refinancing.

The other categories of noninterest income are comparable to the prior year and the Corporation's growth.

There were net losses on securities available-for-sale of $24,000 during the first nine months of 2002 as compared to net gains of $65,000 during the comparable 2001 period. The losses are due to calls on investment securities purchased at premiums which were not fully amortized by the call date.

During the third quarter of 2002 noninterest income was $816,000 greater than in the comparable prior year period. Almost all of this increase is related to the activities of the Corporation’s mortgage subsidiary.

Noninterest Expense

Noninterest expense during the first nine months of 2002 was $1,397,000 greater than during the comparable period in 2001. The largest component of the increase was BWC Mortgage Services, which reflected an increase in noninterest expense of $822,000 during the respective periods. As with their effect on noninterest income, this increase is a reflection of the strength of the mortgage market during 2002, and their increased activity in this market.

Salaries and related benefits were $147,000 more during the first nine months of 2002 as compared to 2001. This increase is related primarily to general merit increases and provision for performance bonuses. The Bank’s staff averaged 118 full-time equivalent (FTE) persons during the first nine months of 2002 and 120 FTE in 2001.

Occupancy expense increased $251,000 over the comparable period in 2001 primarily related to the 15-year master lease (February 2001), on our headquarters office in Walnut Creek, remodeling expenses to that office, a lease on our Pleasanton office (July 2001) at current market rates (this had been under a sub-lease at below market rates), and to CPI and operating increases.

Total furniture and equipment expenses decreased $78,000 as compared to the 2001 period, related primarily to a reduction in maintenance and repair expenses between the respective periods. Some of this reduction is related to the replacement of older equipment, which had greater maintenance and repair costs, than the new equipment.

Other expenses reflect an increase of $255,000 between the respective periods, which includes a check fraud loss taken in the first quarter of 2002 of approximately $200,000. During the third quarter of 2001, the Bank experienced a check fraud loss of approximately $100,000.

During the third quarter of 2002 the Corporation’s noninterest expense increased $845,000 over the comparable quarter of 2001. BWC Mortgage Service activity accounted for $517,000 of this increase. Of the remainder, salary and benefit expense accounted for $261,000.

Other-Real-Estate-Owned

As of September 30, 2002 the Corporation had no Other-Real-Estate-Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 2002 and 2001. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of September 30, 2002, December 31, 2001, and September 30, 2001.

----------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios:                       Capital Ratios
----------------------------------------------------------------------------------------------------------------------
                                                                                                       Minimum
                           September 30,           December 31,           September 30,             Regulatory
                                   2002                   2001                    2001            Requirements
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Tier 1 capital                    11.52%                 11.65%                  11.54%                  4.00%
Total capital                     12.78%                 12.90%                  12.79%                  8.00%
Leverage ratio                     9.65%                  9.22%                   9.79%                  3.00%
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity

Liquidity is a key aspect in the overall fiscal health of a financial corporation. The primary source of liquidity for BWC Financial Corp. is its marketable securities and Federal Funds Sold. Cash, investment securities and other temporary investments represented 30% of total assets at September 30, 2002 and 31% at September 30, 2001. The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $15,000,000 and the ability to borrow, on a collateralized basis, from the Federal Home Loan Bank and the Federal Reserve Bank.

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

The Corporation’s interest-rate risk as of September 30, 2002 was consistent with the interest-rate exposure presented in the Corporation’s 2001 annual report and was within the Corporation’s risk policy range.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest-rate-sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate-sensitivity position of the Corporation as of September 30, 2002. In a rising interest rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Repricing within:                                                   3              3-6               12             1-5           Over 5
In thousands                                                   Months           Months           Months           Years            Years           Totals
----------------------------------------------------- ---------------- ---------------- ---------------- --------------- ---------------- ----------------
Assets:
Federal Funds Sold & Short-term
   Investments                                               $  8,334         $      -         $      -        $      -         $      -        $   8,334
Investment securities                                          14,337            9,627           17,779          48,986            8,858           99,587
Construction & Real Estate Loans                              103,799            9,342            1,072           7,148           13,036          134,397
Commercial Loans                                               78,124            2,920            1,463           1,163               51           83,721
Consumer Loans                                                 49,632               59              108             146                -           49,945
Leases                                                          1,870            1,804            3,138           6,614                -           13,426
                                                      ---------------- ---------------- ---------------- --------------- ---------------- ----------------
Interest-bearing assets                                      $256,096         $ 23,752         $ 23,560        $ 64,057         $ 21,945         $389,410
                                                      ---------------- ---------------- ---------------- --------------- ---------------- ----------------

Liabilities:
Money market accounts                                        $ 74,573         $ 74,573         $      -        $      -         $      -         $149,146
Time deposits <$100,000                                         8,491            7,305            8,134           3,130                2           27,062
Time deposits >$100,000                                         8,685            7,618            5,952           3,680                -           25,935
                                                      ---------------- ---------------- ---------------- --------------- ---------------- ----------------
Interest-bearing liabilities                                 $ 91,749         $ 89,496         $ 14,086        $  6,810         $      2         $202,143
                                                      ---------------- ---------------- ---------------- --------------- ---------------- ----------------

Rate-sensitive gap                                           $164,347         $(65,744)        $  9,474        $ 57,247         $ 21,943         $187,267
Cumulative rate-sensitive gap                                $164,347         $ 98,603         $108,077        $165,324         $187,267
                                                      ================ ================ ================ =============== ================

Cumulative rate-sensitive ratio                                  2.79             1.54             1.55            1.82             1.93

CONTROLS AND PROCEDURES:

(a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Controls: In the quarter ended September 30, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities and Use of Proceds

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Information

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

       10/30/2002                                   James L. Ryan
---------------------------               ---------------------------------
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

         10/30/02                                    Leland E. Wines
----------------------                    --------------------------------
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary

Certification:

I, Leland E. Wines, EVP/CFO, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (10/28/02); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   10/30/2002

Leland E. Wines

EVP/CFO

Certification:

I, James L. Ryan, Chairman and CEO, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (10/28/02); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   10/30/2002

James L. Ryan

Chairman and CEO