Form 10-K
period 2002-12-31
BWC FINANCIAL CORP
filed 2003-03-27
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002,

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2002: $41,946,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 28, 2002.

          Title of Class:      Common Stock, no par value           Shares Outstanding:     3,402,297

Documents Incorporated by Reference*	Incorporated Into:
2002 Annual Report to Shareholders	Part II and IV
Definitive Proxy Statement for the 2003	Part III
Annual Meeting of Shareholders to be
filed by April 4, 2003.

* Only selected portions of the document specified are incorporated by reference into this report, as more particularly described herein. Registrant is not an accelerated filer.

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

The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. The Bank also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at all bank locations, 24 hours a day, and are part of the EDS, Cirrus and Star networks with ATM access at locations throughout the United States and Canada. The Bank offers its clients 24-hour telephone access to their accounts and 24-hour internet banking access with bill payment services. The Bank provides its clients with imaged statements and checks which it delivers to its clients by either postal service, fax or email.

The Bank operates an SBA (Small Business Administration) lending department, and also operates a leasing division. Both of these areas of the Bank add to the Corporation’s range of services to its clients.

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

Service Area

The primary service area of the Bank and its branches is Contra Costa, Alameda and Santa Clara Counties with limited lending activity also in Solano County. Walnut Creek, California, is site of the Corporation’s main office and the Bank also operates offices in the cities of Orinda, Danville, San Ramon, Pleasanton, Fremont, Livermore and San Jose, California.

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

Employees

At December 31, 2002, the Bank employed 124 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary, BWC Real Estate. There are 16 employees and 33 agents working for the joint venture, BWC Mortgage Services.

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

On March 20, 2001 a branch office was opened in San Jose, California. The premises are located in a modern office building of which the Bank has leased approximately 2,386 square feet of office space.

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The information required to be furnished pursuant to this item is set forth under the caption “Common Stock Prices” on page 23 of the Corporation’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption “Management’s Discussion and Analysis of Operations” on page 20 of the Corporation’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis of Operations" at pages 20 through 24 of the 2002 Annual Report to Shareholders which is incorporated herein by reference. The following statistical disclosures should be read in conjunction with the consolidated financial statements and notes thereto of the 2002 Annual Report to Shareholders which is incorporated herein by reference.

The following is an analysis of net interest earnings for the years ended December 31.

EARNING ASSETS                                                2002                                       2001                                      2000
                                           ----------------------------------------  ----------------------------------------   ----------------------------------------
In thousands                                                   Interest      Rates                        Interest     Rates                        Interest      Rates
                                                 Average        Income/    Earned/          Average        Income/   Earned/           Average       Income/    Earned/
                                                 Balance        Expense     Paid(1)         Balance        Expense    Paid(1)          Balance       Expense     Paid(1)
                                           ----------------------------------------  ----------------------------------------   ----------------------------------------

Federal Funds Sold                             $  13,153       $    219       1.67%       $  14,139       $    527      3.73%        $   9,004         $ 570       6.31%
Other Short-Term Investments                         181              4       1.49            3,081             90      2.93               914            57       6.18
Investment Securities:
  U.S. Treasury Securities                         4,295            122       2.84            3,686            134      3.64             5,431           293       5.38
  Securities of U.S.
    Government Agencies                           35,549          1,487       4.18           29,827          1,605      5.38            28,810         1,825       6.32
  Obligations of States &
    Political Subdivisions(2)                     35,807          1,639       5.22           31,001          1,696      6.20            23,125         1,271       6.57
  Other Securities                                11,518            493       4.28            5,265            296      5.61             5,441           335       6.13
Loans (3) (4) (5)                                279,888         21,452       7.67          267,177         26,531      9.93           231,991        27,787      11.95
                                           -----------------------------             ------------------------------             -----------------------------

TOTAL EARNING ASSETS                           $ 380,391       $ 25,416       6.74%       $ 354,176       $ 30,879      8.87%        $ 304,716      $ 32,138      10.60%
                                                         ===============                            ===============                            ==============

NONEARNING ASSETS                                 24,358                                     22,127                                     21,523
                                           --------------                            ---------------                            ---------------

TOTAL                                          $ 404,749                                  $ 376,303                                  $ 326,239
                                           ==============                            ===============                            ===============

ITEM 7. (continued)
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                              2002                                       2001                                      2000
                                           ----------------------------------------  ----------------------------------------   ----------------------------------------
                                                               Interest      Rates                        Interest     Rates                        Interest      Rates
                                                 Average        Income/    Earned/          Average        Income/   Earned/           Average       Income/    Earned/
                                                 Balance        Expense     Paid(1)         Balance        Expense    Paid(1)          Balance       Expense     Paid(1)
                                           ----------------------------------------  ----------------------------------------   ----------------------------------------
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                    $  45,258       $    140       0.31%       $  40,449       $    312      0.77%        $  38,296       $   558       1.45%
   Money Market Accounts                         150,978          2,364       1.57          136,023          4,505      3.31           103,539         4,800       4.63
   Time Deposits                                  55,998          1,559       2.78           65,529          3,385      5.17            65,847         3,708       5.63
                                           -----------------------------             ------------------------------             -----------------------------
TOTAL                                            252,234          4,063       1.61          242,001          8,202      3.39           207,682         9,066       4.36

Federal Funds Purchased                              112              2       1.51              343             16      4.66               348            22       6.26
Other Borrowed Funds                              16,861            938       5.56            6,538            373      5.71               939            51       5.43
                                           ----------------------------------------  ----------------------------------------   ----------------------------------------
TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS                    $ 269,207       $  5,003      1.86%        $ 248,882       $  8,591      3.45%        $ 208,969       $ 9,139       4.36%

NONINTEREST-BEARING DEPOSITS                      93,495              -                      88,663              -                      82,450             -

OTHER LIABILITIES                                  2,476              -                       2,270              -                       3,357             -

SHAREHOLDERS' EQUITY                              39,571              -                      36,488              -                      31,463             -
                                           -----------------------------             ------------------------------             -----------------------------

TOTAL                                          $ 404,749                                  $ 376,303                                  $ 326,239
                                           ==============                            ===============                            ===============

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                                   $ 20,413       5.43%                       $ 22,288      6.36%                        $ 22,999       7.61%
                                                           ==========================                 =========================                  =========================

1.        Minor rate differences from a straight division of interest by average assets are do to the rounding of average balances.

2.        Amounts calculated on a fully tax-equivalent basis where appropriate (2001 and 2000 Federal Statutory Rate was 34%).

3.        Nonaccrual loans of $426,000 and $846,000 as of December 31, 2002 and 2001 have been included in the average loan balance.
           Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

4.        Average loans are net of average deferred loan origination fees of $1,479,000 and $1,298,000 in 2002 and 2001, respectively.

5.        Loan interest income includes loan origination fees of $1,938,000 and $2,048,000 in 2002 and 2001, respectively.

Change in Interest and Expense

Due to Volume Change and Rate Change

The following table provides pertinent information about interest income and expense between the years 2002 and 2001, and between the years 2001 and 2000. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

During 2002, total interest income decreased $5,463,000 as compared to 2001. This was related in total to the drop in interest rates. Analysis of the influence rates had on interest income showed that interest income was approximately 6.5 million dollars less in 2002 than would have been earned using the rates in effect during 2001.

Total interest expense in 2002 decreased $3,588,000 from 2001. This was also related in total to the drop in interest rates. Analysis of the influence rates had on interest expense showed that interest expense was approximately 4.2 million dollars less in 2002 than would have been expensed using the rates in effect during 2001.

Based on the above factors affecting interest income and interest expense, net interest income decreased $1,875,000 during 2002 as compared to 2001. Had the same rates been in effect during 2002 as were experienced in 2001, the net interest income of the Corporation would have increased by over 2.3 million dollars.

During 2001, total interest income decreased $1,259,000 as compared to 2000. This was related in total to the drop in interest rates. Analysis of the influence rates had on interest income showed that interest income was over 5 million dollars less in 2001 than would have been earned using the rates in effect during 2000.

Total interest expense in 2001 decreased $548,000 from 2000. This was also related in total to the drop in interest rates. Analysis of the influence rates had on interest expense showed that interest expense was approximately 2 million dollars less in 2001 than would have been expensed using the rates in effect during 2000.

Based on the above factors affecting interest income and interest expense, net interest income decreased $711,000 during 2001 as compared to 2000. Had the same rates been in effect during 2001 as were experienced in 2000, the net interest income of the Corporation would have increased by over 3 million dollars.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
In thousands                                                            2002 over 2001                               2001 over 2000
                                                         -------------------------------------------  ------------------------------------------
                                                                Volume          Rate          Total          Volume          Rate         Total
                                                         -------------------------------------------  ------------------------------------------
Increases (Decreases) in Interest Income
Federal Funds Sold                                             $   (27)     $   (281)      $   (308)        $   258      $   (301)     $    (43)
Other Short-Term Investments                                       (64)          (23)           (87)             98           (65)           33
Investment Securities:
  U.S. Treasury Securities                                          20           (32)           (12)            (78)          (80)         (158)
  Securities of U.S. Government Agencies                           274          (392)          (118)             60          (280)         (220)
  Obligations of State and
    Political Subdivisions                                         252          (309)           (57)            501           (78)          423
  Corporate Debit Securities                                       309          (112)           197             (10)          (28)          (38)
Loans                                                              247        (5,325)        (5,078)          3,262        (4,518)       (1,256)
                                                         -------------------------------------------  ------------------------------------------
    Total Increase (Decrease)                                  $ 1,011      $ (6,474)      $ (5,463)        $ 4,091      $ (5,350)     $ (1,259)

Increase (Decrease) in Interest Expense
Deposits:
  Savings and NOW Accounts                                     $    26      $   (199)      $   (173)        $     2      $    (98)     $    (96)
  Money Market Accounts                                            365        (2,505)        (2,140)          1,292        (1,737)         (445)
  Time Deposits                                                   (378)       (1,447)        (1,825)            (16)         (307)         (323)
Federal Funds Purchased                                             (7)           (7)           (14)              -            (6)           (6)
Other Borrowed Funds                                               579           (15)           564             248            74           322
                                                         -------------------------------------------  ------------------------------------------
    Total Increase (Decrease)                                  $   585      $ (4,173)      $ (3,588)        $ 1,526      $ (2,074)     $   (548)
Increase (Decrease) on
                                                         -------------------------------------------  ------------------------------------------
   Net Interest Income                                         $   426      $ (2,301)      $ (1,875)        $ 2,565      $ (3,276)     $   (711)
                                                         ===========================================  ==========================================

INVESTMENT SECURITIES
An analysis of the investment security portfolio at December 31 follows:
In thousands                                                                        2002
                                                                                   Gross             Gross           Estimated
                                                              Amortized       Unrealized        Unrealized                Fair
Available-for-sale                                                 Cost            Gains              Loss               Value
                                                        -----------------------------------------------------------------------
Securities of U.S. Government Agencies                         $ 26,664          $   471               $ -            $ 27,135
Taxable Securities of State and
   Political Subdivisions                                        15,158              546                 -              15,704
Corporate Debt Securities                                        17,095              356                 -              17,451
                                                        -----------------------------------------------------------------------
     Total                                                       58,917            1,373                 -              60,290
Held-to-maturity
Obligations of State and Political Subdivisions                  10,815              455                 -              11,270
                                                        -----------------------------------------------------------------------
     Total Investment Securities                               $ 69,732          $ 1,828               $ -            $ 71,560
                                                        =======================================================================

In thousands                                                                        2001
                                                                                   Gross             Gross           Estimated
                                                              Amortized       Unrealized        Unrealized                Fair
Available-for-sale                                                 Cost            Gains              Loss               Value
                                                        -----------------------------------------------------------------------
U.S. Treasury Securities                                       $  9,160          $     -               $ 1            $  9,159
Securities of U.S. Government Agencies                           40,102              522                 -              40,624
Taxable Securities of State and
   Political Subdivisions                                        19,815              521                 -              20,336
Corporate Debt Securities                                         6,477               88                 -               6,565
                                                        -----------------------------------------------------------------------
     Total                                                       75,554            1,131                 1              76,684
Held-to-maturity
Obligations of State and Political Subdivisions                  10,025              313                 -              10,338
                                                        -----------------------------------------------------------------------
     Total Investment Securities                               $ 85,579          $ 1,444               $ 1            $ 87,022
                                                        =======================================================================

In thousands                                                                        2000
                                                                                   Gross             Gross           Estimated
                                                              Amortized       Unrealized        Unrealized                Fair
Available-for-sale                                                 Cost            Gains              Loss               Value
                                                        -----------------------------------------------------------------------
U.S. Treasury Securities                                       $  3,015            $   -              $  6            $  3,009
Securities of U.S. Government Agencies                           34,341                -                29              34,312
Taxable Securities of State and
   Political Subdivisions                                        14,558              126                 -              14,684
Corporate Debt Securities                                         6,041                -                21               6,020
                                                        -----------------------------------------------------------------------
     Total                                                       57,955              126                56              58,025
Held-to-maturity
Obligations of State and Political Subdivisions                   9,920               55                 -               9,975
                                                        -----------------------------------------------------------------------
     Total Investment Securities                               $ 67,875            $ 181              $ 56            $ 68,000
                                                        =======================================================================

In 2002, 2001, and 2000, the Corporation received proceeds from sale of available-for-sale investment securities of
$32,037,000, $29,819,000 and $3,200,000 respectively, and gains included in other noninterest income totaled $84,000,
$55,000 and $10,000 respectively.

INVESTMENT SECURITIES (Cont.)
The maturities of the investment security portfolio at December 31, 2002 follow:
                                                                                 Held-to-maturity
                                                                        -------------------------------------------------------
                                                                               Amortized    Estimated Fair      Effective
                                                                                    Cost             Value        Yield
                                                                        -------------------------------------------------------
Within one year                                                                 $  2,456          $  2,494               5.10%
After one-through-five years                                                       8,359             8,776               5.69%
Over five years through 10 years                                                       -                 -                   -
                                                                        -------------------------------------------------------
     Total                                                                      $ 10,815          $ 11,270               5.55%
                                                                        =======================================================

                                                                                Available-for-Sale
                                                                        -------------------------------------------------------
                                                                               Amortized    Estimated Fair      Effective
                                                                                    Cost             Value        Yield
                                                                        -------------------------------------------------------
Within one year                                                                 $ 29,505          $ 29,890               4.68%
After one-through-five years                                                      29,177            30,159               4.25%
Over five years through 10 years                                                     235               241               4.07%
                                                                        -------------------------------------------------------
     Total                                                                      $ 58,917          $ 60,290               4.46%
                                                                        =======================================================

At December 31, 2002, 2001 and 2000, securities with a book value of $14,321,000, $11,118,000, and $8,470,000 respectively, were pledged to secure public deposits.  Market value of these same securities on those dates were $14,744,000 and
$11,443,000 respectively.

LOAN PORTFOLIO

Information regarding the loan portfolio of the Corporation as of December 31, 2002 and 2001
is set forth in Note 3 on pages 10 and 11 of the Corporation's 2002 Annual Report to Shareholders
and is incorporated herein by reference.

Maturity Distribution and Interest-Rate Sensitivity of Loans

The following table shows the maturity distribution and interest-rate sensitivity of loans of the Corporation on December 31, 2002.
In thousands
                                                                     LOANS WITH A MATURITY OF
                                                         -------------------------------------------------------
                                                            One Year         One to      After Five
                                                             or Less     Five Years           Years       Total
                                                         -------------------------------------------------------
Real Estate Construction                                   $  80,390       $  1,871      $        -   $  82,261
Commercial Real Estate                                         2,601         10,413          59,318      72,332
Commercial                                                    34,947         15,079          39,479      89,505
Installment                                                    2,399          4,359          45,099      51,857
Leases                                                         6,715          6,890               -      13,605
                                                         -------------------------------------------------------

     TOTAL                                                 $ 127,052       $ 38,612       $ 143,896   $ 309,560
                                                         =======================================================

Loans with Fixed Interest Rates                            $   9,579       $ 10,826       $  16,019   $  36,424
Loans with Floating Interest Rates                           117,473         27,786         127,877     273,136
                                                         -------------------------------------------------------

     TOTAL                                                 $ 127,052       $ 38,612       $ 143,896   $ 309,560
                                                         =======================================================

Outstanding loans by type were:                                                     December 31,
In thousands                                                    2002           2001            2000        1999       1998
---------------------------------------------------------------------------------------------------------------------------
Real Estate Construction                                   $  82,261      $  91,673       $  72,638   $  78,158  $  69,054
Commercial Real Estate                                        72,332         47,028          29,436      24,285     21,533
Commercial                                                    89,505         81,878          94,592      70,409     64,261
Installment                                                   51,857         47,732          43,220      34,127     30,450
Leases                                                        13,605         13,156          12,437       6,980      1,679
                                                         ------------------------------------------------------------------
     Total                                                   309,560        281,467         252,323     213,959    186,977
Less: Allowance for Credit Losses                             (5,977)        (5,403)         (5,042)     (4,466)    (3,919)
                                                         ------------------------------------------------------------------
     Net Loans                                             $ 303,583      $ 276,064       $ 247,281   $ 209,493  $ 183,058
                                                         ==================================================================

The following table provides further information on past-due and nonaccrual loans.

                                                                2002           2001            2000        1999       1998
                                                         ------------------------------------------------------------------
Loans past due 90 days or more, still accruing interest      $   328        $   257         $    26       $   5    $     -
Nonaccrual Loans                                                 426            846           2,041          38      2,176
                                                         ------------------------------------------------------------------
     Total                                                   $   754        $ 1,103         $ 2,067       $  43    $ 2,176
                                                         ==================================================================

ALLOWANCE FOR CREDIT LOSSES

Information regarding the analysis of the allowance for credit losses of the Corporation for the years ended set forth
December 31, 2002, 2001 and 2000 is in Note 4 on page 11 of the Corporation's 2002 Annual Report to Shareholders
and is incorporated herein by reference.

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

                                                      -------------------------------------------------------------------------------------------------
                                                                 2002                            2001                           2000
                                                      -------------------------------------------------------------------------------------------------
In thousands                                               Allocation      Loans as a      Allocation     Loans as a      Allocation        Loans as a
                                                         of Allowance      Percent of    of Allowance     Percent of    of Allowance        Percent of
Type of Loan                                                  Balance     Total Loans         Balance    Total Loans         Balance       Total Loans
                                                      -------------------------------------------------------------------------------------------------

Commercial                                                    $ 2,813           28.91%        $ 3,722          29.09%        $ 1,098       28.78%
Real Estate Construction                                          420           26.57             412          32.57           2,831       37.49
Commercial Real Estate                                            142           23.37              81          16.71             376       17.13
Installment                                                       439           16.75             389          16.96             434        4.93
Leases                                                            670            4.40             612           4.67              75       11.67
Unallocated                                                     1,493           -                 187           -                228            -
                                                      -------------------------------------------------------------------------------------------------
     TOTAL                                                    $ 5,977          100.00%        $ 5,403         100.00%        $ 5,042      100.00%
                                                      =================================================================================================

                                                      ---------------------------------------------------------------
                                                                 1999                            1998
                                                      ---------------------------------------------------------------
                                                           Allocation      Loans as a      Allocation     Loans as a
                                                         of Allowance      Percent of    of Allowance     Percent of
Type of Loan                                                  Balance     Total Loans         Balance    Total Loans
                                                      ---------------------------------------------------------------

Real Estate Construction                                      $ 1,134      36.53%             $   952     36.93%
Commercial                                                      2,078      36.17                1,113     34.37
Installment                                                       291      15.95                  333     17.18
Leases                                                              -        -                      -
Real Estate Mortgages                                              61      11.35                   55     11.52
Unallocated                                                       902           -               1,466           -
                                                      ---------------------------------------------------------------
     TOTAL                                                    $ 4,466      100.00%            $ 3,919    100.00%
                                                      ===============================================================

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

ALLOWANCE FOR CREDIT LOSSES (Cont.)
In thousands                                                                     For the Year Ended December 31,
                                                                 2002            2001            2000           1999           1998
                                                      ------------------------------------------------------------------------------
Total loans outstanding at end of period, before
     deducting allowance for credit losses                  $ 309,560       $ 281,467       $ 252,323      $ 213,959      $ 186,977
                                                      ==============================================================================
Average total loans outstanding during period               $ 279,890       $ 267,177       $ 231,991      $ 190,755      $ 166,698
                                                      ==============================================================================
Analysis of the allowance for credit losses:

Beginning Balance                                             $ 5,403         $ 5,042         $ 4,466        $ 3,919        $ 2,936
                                                      ------------------------------------------------------------------------------
Charge-offs:
     Commercial                                                   545           1,009             502            126             17
     Leases                                                       270             382             125              -              -
     Installment                                                   23              75              34             27             96
                                                      ------------------------------------------------------------------------------
          Total Charge-Offs                                       838           1,466             661            153            113

Recoveries:
     Commercial                                                    82             138              72              -            215
     Leases                                                       119              79               8             96              -
     Real Estate Loans                                              -               -               -              -             40
     Installment                                                   11              10               7              4             16
                                                      ------------------------------------------------------------------------------
          Total Recoveries                                        212             227              87            100            271
                                                      ------------------------------------------------------------------------------
          Net Charge-Offs (Recoveries)                            626           1,239             574             53           (158)
                                                      ------------------------------------------------------------------------------
Provisions charged to expense                                   1,200           1,600           1,150            600            825
                                                      ------------------------------------------------------------------------------
Ending Balance                                                $ 5,977         $ 5,403         $ 5,042        $ 4,466        $ 3,919
                                                      ==============================================================================
Ratio of net charge-offs (recoveries)
     to average total loans                                      0.22%           0.46%           0.25%          0.03%         -0.09%
                                                      ==============================================================================

Ratio of allowance for credit losses
     to total loans at end of period                             1.93%           1.92%           2.00%          2.09%          2.10%
                                                      ==============================================================================

Allowance for Credit Losses

The Allowance for Loan and Lease Loss Reserve Methodology requires that certain loans be reviewed under the directives of the Federal Financial Institutions Examination Council’s (FFIEC) policy statement dated July 6, 2001and FASB 114, to determine whether or not the loan is impaired and necessitates a Specific Reserve. By Bank policy all loans and leases that are classified Substandard (Risk Rating 6) or Doubtful (Risk Rating 7) are reviewed to determine if they are impaired. An impaired loan defined by FASB 114, is one which “based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. All amounts due according to the contractual terms means “that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement”.

When a loan is determined to be impaired, the extent of impairment is based on the expected future cash flows discounted at the loan’s effective interest rate. However, as a practical expedient, FASB 114 permits a creditor to measure impairment based on the fair value of the collateral. It is this later form of measurement that the Bank has elected to use, as personal or real property assets collateralize a large percentage of the Bank’s loans.

In selecting this approach to determining the necessity of Specific Reserves, the Bank documents:

  How the fair value of the collateral was determined, e.g. current appraisal (real property, equipment or inventory), method for valuation of collectable accounts or notes receivable, method for valuation of other assets.
  Supporting rationale for adjustments to appraisals or loan-to-value discount applied to determine the collateral value.
  The qualifications, expertise and independence of the appraiser.

For purposes of the Bank’s Credit Policy regarding this section of the ALLL methodology the following practices and definitions apply.

  An appraisal will be considered“current” for the initial assessment of a loan under FASB 114, if it is less than six months old. In subsequent quarterly assessments the appraisal may not be older than twelve months. Where we are assessing accounts or notes receivable we should order a receivables audit to assist in the initial assessment and refresh it every six months.
  In developing the rationale to support appraisal adjustments or the loan-to- value discount on personal property, external comps and collateral audits should be used as much as possible.
  All costs to sell or liquidate the collateral, except legal expenses, are to be included. An estimate may be used where definitive amounts are not available.
  The calculation of the Specific Reserve follows:

Gross Collateral Value
Less: Cost to Sell
Less: Loan-To-Value Discount (1)
Equals: Net Collateral Value
Less: Current Principal Outstanding

If the calculation produces a collateral excess, it is not appropriate to assign a Specific Reserve. If the calculation results in a collateral shortfall, the Specific Reserve should equal the amount of the shortfall.

(1)      The loan-to-value discount does not have to follow the Bank standard if the rationale for an adjustment warrants a greater or lesser amount.

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
In thousands
                                                       For the Year Ended December 31,
                                           -------------------------  -------------------------   -------------------------
                                                    2002                        2001                       2000
                                           -------------------------  -------------------------   -------------------------
                                                 Average                     Average                    Average
                                                 Balance   Rates             Balance   Rates            Balance   Rates
                                           -------------------------  -------------------------   -------------------------

Noninterest-Bearing Demand                     $  93,495          -        $  88,663         -        $  82,450          -
Savings and NOW Accounts                          45,258       0.31%          40,449      0.77%          38,296       1.45%
Money Market Accounts                            150,978       1.57          136,023      3.31          103,539       4.63
Time Deposits                                     55,998       2.78           65,529      5.17           65,847       5.63
                                           -------------------------  -------------------------   -------------------------
    Total Deposits                             $ 345,729       1.61%       $ 330,664      2.55%       $ 290,132       3.10%
                                           =========================  =========================   =========================

FINANCIAL RATIOS

The following table shows key financial ratios for the Corporation for the years indicated.

                                                       For the Year Ended December 31,
                                           -------------------------  -------------------------   --------------
                                                    2002                        2001                       2000
                                           -------------------------  -------------------------   --------------

Return on average assets                           1.13%                       1.45%                      1.97%
Return on average shareholders' equity            11.59%                      14.97%                     20.45%
Cash dividend payout ratio                             -                           -                          -
Average shareholders' equity as % of:
  Average total assets                             9.78%                       9.70%                      9.64%
  Average total deposits                          11.41%                      11.03%                     10.84%

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding market risk is included in Item 7 – Management’s Discussion and Analysis - under the caption “Interest-rate Risk Management” in the 2002 Annual Report and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in this item is set forth in the Consolidated Financial Statements on pages 4 through 18 of the Corporation’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Pursuant to General Instruction G(3), the information in Items 10, 11, 12 and 13 of Part III is furnished by way of incorporation by reference to those sections of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders which contain the information required by Items 401, 402, 403, 404 and 405 of Regulation S-K. The Registrant intends to file a definitive copy of such Proxy Statement, pursuant to Regulation 14A, by April 4, 2003.

ITEM 14.     CONTROLS AND PROCEDURES:

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this annual report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: During the year ended December 31, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)     Documents Filed as Part of this Report

        1.  Financial Statements

        The consolidated financial statements of BWC Financial Corp. and its subsidiary listed below, and appearing at the indicated page number in BWC's 2002 Annual Report to Shareholders, are incorporated by reference into this report.

BWC FINANCIAL CORP. AND SUBSIDIARIES                                            Page Number*

Independent Public Accountants' Report for the years
   ended December 31, 2002, 2001 and 2000 is filed herewith                             19

Consolidated Balance Sheets as of December 31, 2002 and 2001                             4

Consolidated Statements of Income for the years ended
December 31, 2002, 2001 and 2000                                                         5

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2002, 2001 and 2000                                             6

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                                                         7

Notes to Consolidated Financial Statements                                          8 - 18

   2.  Financial Statement Schedules

   All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the consolidated financial statements or notes thereto.

(B)        Reports on Form 8-K

No reports on form 8-K were filed by BWC Financial Corp. during the fourth quarter of 2002.

(C)        Exhibits Filed:

See Index to Exhibits at page 24 of this Form 10-K.

*Refers to page number in the 2002 Annual Report to Shareholders.

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

Signature                                       Title                       Date

                                        Chairman of the Board          March 27, 2003
James L. Ryan                           and Director

                                        Executive Vice President and   March 27, 2003
Leland E. Wines                         Chief Financial Officer

                                        Director                       March 27, 2003
Tom Mantor

                                        Director                       March 27, 2003
Richard G. Hill

                                        Director                       March 27, 2003
Reynold C. Johnson III

                                        Director                       March 27, 2003
Craig Lazzareschi

                                        Director                       March 27, 2003
John F. Nohr

                                        Director                       March 27, 2003
John L. Winther

INDEX TO EXHIBITS

                EXHIBIT                                                         EXHIBIT NUMBER

Articles of Incorporation and Amendments                                        Refer to 10K filing
                                                                                of March 1994.

By-Laws                                                                         Refer to 10K filing
                                                                                of March 1994.

2002 Annual Report to Shareholders                                              13.1

Consents of Independent Public Accountants:

         Moss Adams LLP Consent dated January 23, 2003                          23.1

Certification:

Certification:

I, Leland E. Wines, EVP/CFO, certify that:

1.       I have reviewed this annual report on Form 10-K of BWC Financial Corp;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated subsidiaries,  is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

b)       evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (4/4/2003); and

c)       presented in this annual report our conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

Leland E. Wines
EVP/CFO

Certification:

I, James L. Ryan, Chairman and CEO, certify that:

1.       I have reviewed this annual report on Form 10-K of BWC Financial Corp;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

b)       evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (4/4/2003); and

c)       presented in this annual report our conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

James L. Ryan
Chairman and CEO

MOSS ADAMS LLP

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 23, 2003 incorporated by reference in this Form 10-K into the previously filed registration statements on Form S-8 for BWC Financial Corp.‘s 1990 Stock Option Plan (Registration Statement File No. 33-22290) and 2000 Stock Option Plan (Registration Statement File No. 333-42830). It should be noted that we have not audited any financial statements of BWC Financial Corp. subsequent to December 31, 2002, or performed any audit procedures subsequent to the date of our report.

Moss Adams LLP

Stockton, California,
   January 23, 2003

Exhibit 23.1