Form 10-Q
period 2003-03-31
BWC FINANCIAL CORP
filed 2003-05-14
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

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
IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1924 subsequent to the distribution of securities under a plan confirmed by court. Yes _____ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____ NO _X__

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of March 31, 2003, there were 3,549,510 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in
	Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-11

Item 2
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	12-17

Item 3
	Quantitative and Qualitative Disclosures
	About Market Risk	17-18

Item 4
	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 2	Changes in Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Submission of Matters to a Vote of
	Security Holders	19

Item 5	Other Information	19

Item 6	Exhibits and Reports on Form 8-K	19

	Signatures	20
	Certification by CEO	21
	Certification by CFO	22
	Exhibit 99.1	23
	Exhibit 99.2	23

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                         March 31,   December 31,
Assets                                                                    2003           2002
                                                                 -----------------------------
                                                                    (Unaudited)
Cash and Due From Banks                                               $ 11,549       $ 20,993
Federal Funds Sold                                                      12,151          2,000
Other Short-term Investments                                                68             36
                                                                 -----------------------------
                    Total Cash and Cash Equivalents                     23,768         23,029

Investment Securities:
     Available-for-Sale                                                 53,941         60,290
     Held-to-Maturity (approximate fair value of
        $10,322 in 2003 and $11,270 in 2002)                            10,803         10,815
Loans, Net of Allowance for Credit Losses of $6,032
     in 2003 and $5,977 in 2002                                        315,134        303,583
Bank Premises and Equipment, Net                                         3,153          3,161
Interest Receivable and Other Assets                                     8,210          8,588
                                                                 -----------------------------
                    Total Assets                                     $ 415,009      $ 409,466
                                                                 =============================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                              $ 99,563       $ 99,175
                                                                 -----------------------------
      Interest-bearing:
          Money Market Accounts                                        146,483        141,553
          Savings and NOW Accounts                                      52,669         50,066
          Time Deposits:
               Under $100,000                                           26,010         26,087
               $100,000 or more                                         22,638         24,072
                                                                 -----------------------------
               Total Interest-bearing                                  247,800        241,778

                    Total Deposits                                     347,363        340,953
Federal Home Loan Bank Borrowings                                       22,819         23,622
Interest Payable and Other Liabilities                                   3,038          2,892
                                                                 -----------------------------

                    Total Liabilities                                  373,220        367,467
                                                                 -----------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                        --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,549,510 shares in 2003 and 3,619,510 in 2002                 31,315         32,575
Retained Earnings                                                        9,649          8,570
Accumulated other comprehensive income                                     825            854
                                                                 -----------------------------
                    Total Shareholders' Equity                          41,789         41,999
                                                                 -----------------------------
                    Total Liabilities and Shareholders' Equity       $ 415,009      $ 409,466
                                                                 =============================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

In thousands except per-share amounts                        For the Three Months Ended March 31,
                                                                            2003            2002
                                                                 --------------------------------
Interest Income                                                       (Unaudited)     (Unaudited)
     Loans, Including Fees                                               $ 5,440         $ 5,607
     Investment Securities:
          Taxable                                                            581             852
          Non-taxable                                                        107             112
     Federal Funds Sold                                                       30              53
     Other Short-term Investments                                             --               4
                                                                 --------------------------------
                Total Interest Income                                      6,158           6,628

Interest Expense
       Deposits                                                              713           1,177
       Federal Funds Purchased                                                --              --
       FHLB Borrowings                                                       302             204
       Other Borrowed Funds                                                   --               1
                                                                 --------------------------------
                 Total Interest Expense                                    1,015           1,382

Net Interest Income                                                        5,143           5,246
Provision For Credit Losses                                                  300             300
                                                                 --------------------------------
Net Interest Income After Provision For Credit Losses                      4,843           4,946

Noninterest Income
       BWC Mortgage Services - Commissions                                 2,855           1,491
       BWC Mortgage Services - Fees & Other                                  535             286
       Service Charges on Deposit Accounts                                   265             211
       Other                                                                 441             394
       Gains on Security Transactions                                         --              13
                                                                 --------------------------------
                Total Noninterest Income                                   4,096           2,395

Noninterest Expense
       Salaries and Related Benefits                                       2,771           2,318
       BWC Mortgage Services - Commissions                                 2,010           1,030
       BWC Mortgage Services - Fees & Other                                  318             119
       Occupancy                                                             489             409
       Furniture and Equipment                                               173             195
       Other                                                               1,120           1,357
                                                                 --------------------------------
                Total Noninterest Expense                                  6,881           5,428
                                                                 --------------------------------
BWC Mortgage Services - Minority Interest                                    291             190

Income Before Income Taxes                                                 1,767           1,723
Provision For Income Taxes                                                   688             642
                                                                 --------------------------------
Net Income                                                               $ 1,079         $ 1,081
                                                                 ================================
Basic Earnings Per Share                                                   $0.30           $0.32
Diluted Earnings Per Share                                                 $0.30           $0.30
                                                                 ================================

Weighted Average Basic Shares                                          3,618,757       3,382,694
Weighted Average Diluted Share Equivalents Related to Options             10,868         249,358
                                                                 --------------------------------
Weighted Average Diluted Shares                                        3,629,625       3,632,052
                                                                 ================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2002, and March 31, 2003

In thousands except share amounts                                                        Accumulated
                                                                                               Other
                                                  Number        Common     Retained    Comprehensive                  Comprehensive
                                               of Shares         Stock     Earnings     Income/(Loss)         Total          Income
                                            ----------------------------------------------------------------------------------------

Balance, January 1, 2002                       3,092,474      $ 27,160     $ 10,391            $ 701       $ 38,252

Net Income as of December 31, 2002                    --            --        4,588               --          4,588           4,588
Other Comprehensive Income, net of tax
     liability of $519                                --            --           --              153            153             153
                                                                                                                    ----------------
Comprehensive Income                                  --            --           --               --             --         $ 4,741
Stock options exercised                          335,721           928           --               --            928
Repurchase and retirement of shares by the
     Corporation                                (117,723)       (2,396)          --               --         (2,396)
10% stock dividend including payment of
     fractional shares                           309,038         6,404       (6,409)              --             (5)
Tax benefit from the exercise of stock options        --           479           --               --            479
                                            ------------------------------------------------------------------------
Balance, December 31, 2002                     3,619,510      $ 32,575      $ 8,570            $ 854       $ 41,999
                                            ------------------------------------------------------------------------

Net Income as of March 31, 2003                       --            --        1,079               --          1,079           1,079
Other Comprehensive Income, net of tax
     liability of $295                                --            --           --              (29)           (29)            (29)
                                                                                                                    ----------------
Comprehensive Income                                  --            --           --               --             --         $ 1,050
Repurchase and retirement of shares by the
   Corporation                                   (70,000)       (1,260)          --               --         (1,260)
                                            ------------------------------------------------------------------------
Balance, March 31, 2003 (Unaudited)            3,549,510      $ 31,315      $ 9,649            $ 825       $ 41,789
                                            ========================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                               For the Three Months
                                                                                               Ended March 31,
                                                                                 ----------------------------------
OPERATING ACTIVITIES:                                                                       2003              2002
                                                                                 ----------------------------------
                                                                                      (Unaudited)       (Unaudited)
Net Income                                                                               $ 1,079           $ 1,081
Adjustments to reconcile net income to
     net cash provided(used):
Amortization of loan fees                                                                   (592)             (479)
Provision for credit losses                                                                  300               300
Depreciation and amortization                                                                124               133
Gain of sale of securities available-for-sale                                                  -                13
Tax benefit from the exercise of stock options                                                 -               414
(Decrease)/increase in accrued interest receivable
     and other assets                                                                       (378)              382
Increase/(decrease) in accrued interest payable
     and other liabilities                                                                   146              (329)
                                                                                 ----------------------------------
     Net Cash Provided by Operating Activities                                               679             1,515
                                                                                 ----------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                         10,522             5,266
Proceeds from the sales of available-for-sale
   investment securities                                                                       -             6,077
Purchase of investment securities                                                         (3,433)           (4,815)
Loans originated, net of collections                                                     (11,259)            3,093
Purchase of bank premises and equipment                                                     (117)              (34)
                                                                                 ----------------------------------
     Net Cash Provided(Used) by Investing Activities                                      (4,287)            9,587
                                                                                 ----------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                                   6,410             2,261
Increase(decrease) in Fed Funds Purchased and other borrowings                              (803)            1,222
Proceeds from issuance of common stock                                                         -               366
Cash paid for the repurchase of common stock                                              (1,260)           (1,853)
                                                                                 ----------------------------------
     Net Cash Provided(Used) by Financing Activities                                       4,347             1,996
                                                                                 ----------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                                        739            13,098
Cash and cash equivalents at beginning of year                                            23,029            21,049
                                                                                 ----------------------------------
     Cash and Cash Equivalents at period end                                            $ 23,768          $ 34,147
                                                                                 ==================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                            $ 1,032           $ 1,671
                                                                                 ==================================
Income Taxes Paid                                                                            $ -             $ 296
                                                                                 ==================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2002 Annual Report to Shareholders, which is incorporated by reference in the Company's 2002 annual report on Form 10-K. The results of operations for the three months ended March 31, 2003, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per share amounts have been restated to reflect the 10% stock dividend given in July 2002.

2.      INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at March 31, 2003 are as follows:

In thousands
                                                                           Gross
                                            Amortized    Unrealized       Market
                                                  Cost         Gain        Value
                                              ----------------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions ................      $10,803      $   394      $11,197

Available-for-sale
U.S. Treasury Securities ................          278            2          280
U.S. Government Agencies ................       21,670          338       22,008
Taxable Obligations of
  State & Political Subdivisions ........       14,170          477       14,647
Corporate Securities ....................       16,497          509       17,006
                                              --------      -------       -------
Total Available-for-sale ................      $52,615      $ 1,326      $53,941

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at March 31, 2003.

In thousands
                                        Held-to-Maturity      Available-for-Sale
                                   ---------------------------------------------
                                   Amortized      Market   Amortized      Market
                                        Cost       Value        Cost       Value
                                   ---------------------------------------------
Within one year ................     $ 2,450     $ 2,475     $23,989     $24,278
After one, but within
   five, years .................       8,353       8,722      28,391      29,422
Over five years ................        --          --           235         241
                                     -------     -------     -------     -------
Total ..........................     $10,803     $11,197     $52,615     $53,941

3.     ALLOWANCE FOR CREDIT LOSSES

In thousands
                                                    For the Three Months Ended
                                                              March 31,
                                                     2003                 2002
                                            ------------------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses                              $321,166            $ 278,763
                                             -----------------------------------

Allowance for credit losses at
   beginning of period                              5,977                5,403

Charge-offs                                          (292)                (126)
Recoveries                                             47                   36
                                              ----------------------------------
Net (charge-offs)/recoveries                         (245)                 (90)

Provisions                                            300                  300
Allowance for credit losses at
   end of period                                  $ 6,032              $ 5,613
                                           =====================================
Ratio of allowance for credit
   losses to loans                                   1.88%                2.01%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available- for-sale investments reported as a component of shareholders' equity.

The components of other comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:

In thousands
                                                         2003              2002
================================================================================
Unrealized gain(loss) arising
during the period, net of tax                           $ (29)           $ (217)
--------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains(losses) on securities
available-for-sale included in net
income during the year, net of tax                          -                 8
--------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income                           $ (29)           $ (225)
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

Summarized financial information for the periods ended March 31, 2003 and 2002 concerning the Corporation’s reportable segments is shown in the following table.

For the Three Months
Ended 03/31/2003                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,159                  $ 1                  $ (2)             $ 6,158
Commissions Received                                       -                2,855                     -                2,855
Total Interest Expense                                 1,017                    -                  $ (2)               1,015
Salaries & Benefits                                    2,379                  392                     -                2,771
Commissions Paid                                           -                2,010                     -                2,010
Segment Profit before Tax                              1,561                  582                  (376)               1,767
Total Assets                                       $ 414,682                $ 890                $ (563)           $ 415,009
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 03/31/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,627                  $ 1                   $ -              $ 6,628
Commissions Received                                       -                1,491                     -                1,491
Total Interest Expense                                 1,381                    1                     -                1,382
Salaries & Benefits                                    2,134                  184                     -                2,318
Commissions Paid                                           -                1,031                     -                1,031
Segment Profit before Tax                              1,610                  380                  (267)               1,723
Total Assets                                       $ 397,869                $ 549                $ (424)           $ 397,994
-----------------------------------------------------------------------------------------------------------------------------

6.      ACCOUNTING FOR STOCK-BASED COMPENSATION

The Corporation uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) permits companies to continue using the intrinsic value method or to adopt a fair-value-based method to account for stock option plans. The fair-value-based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Corporation has elected to continue to use the intrinsic value method. The pro forma disclosures illustrating the impact on net income of applying the fair-value method are reflected in the following table.

Net Income:                                     2003                  2002
                                        ------------------    -----------------
     As reported                        $    1,079,000        $    1,081,000
     Compensation expense                       39,000                44,000
                                        ------------------    -----------------
     Pro forma                          $    1,040,000        $    1,037,000

Basic Earnings per share:
     As reported                        $        0.30         $        0.32
     Pro forma                          $        0.29         $        0.31

Diluted Earnings per share:
     As reported                        $        0.30         $        0.30
     Pro forma                          $        0.29         $        0.29

Weighted Average Basic Shares               3,618,757             3,382,694
Weighted Average Diluted Shares             3,629,625             3,632,052

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Prime rate averaged 4.25% during the first quarter of 2003, compared to 4.75% for the first quarter of 2002, a decrease of .50% between the comparable quarters. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin which averaged 5.40% for the first quarter of 2003, as compared to 5.75% in 2002. Continued low interest rates and slower economic activity will have an adverse effect on performance in 2003.

Total assets of the Corporation at March 31, 2003 of $415,009,000 increased $17,015,000, or 4%, as compared to March 31, 2002. Total loans of $321,166,000 at March 31, 2003 increased $42,403,000, or 15%, during the same period. Total deposits of $347,363,000 increased $4,633,000, or 1%, during the same period.

The Corporation's loan-to-deposit ratio as of March 31, 2003 and 2002 was 92% and 81% respectively. A significant and growing segment of the Corporation’s loan portfolio is commercial real-estate lending, of which approximately one-third is fixed-rate and funded, not by deposits, but by fixed-rate borrowings from the FHLB. Management believes that a more meaningful ratio therefore, is loans to deposits plus FHLB (Federal Home Loan Bank) borrowings. This ratio as of March 31, 2003 and 2002 was 86.8% and 78.1%, respectively.

Other short-term investments are investments in a mutual fund operated by Federated Funds Investments and are comprised of short-term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments.

Net Income

Net income for the first three months in 2003 of $1,079,000 was down $2,000 from the first three months in 2002. This represented a return on average assets during the quarter of 1.05% as compared to 1.09% in 2002, and a return on average equity of 10.23% as compared to 11.34% in 2002. The reduction in rates of return is the result of the decreases in the prime and market rates that have been brought about by actions of the Federal Reserve. Since most of the Bank’s loans are indexed to the prime rate, decreases in this index will reduce the return on these assets to a greater extent than can be offset by reductions to interest-bearing deposits.

Earning assets averaged $388,771,000 during the first quarter of 2003, an increase of $16,181,000 from the comparable quarter of 2002. During this same period loans averaged $312,906,000, an increase of $34,672,000 over 2002, and deposits averaged $343,248,000, a decrease of $1,135,000 from 2002. FHLB fixed rate borrowings averaged 23,501,000 during the first quarter of 2003, an increase of 9,666,000 over 2002.

Diluted earnings per average common share and common equivalent shares for the first three months of 2003 and 2002 were $0.30.

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

Net interest income during the first three months of 2003 was $5,143,000, or $103,000 less than the comparable period in 2002. This decrease is the result of decreases in interest rates. If there had been no change in the volume of loans and deposits, net interest income would have decreased by $450,000, but due to the increase in volume of loans and deposits, this amount was reduced to this lower amount.

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

The ratio of the allowance for credit losses to total loans as of March 31, 2003, was 1.88% as compared to 2.01% for the period ending March 31, 2002. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of March 31, 2003 the Corporation had $4,460,000 in allocated reserves and $1,572,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net credit losses of $245,000 during the first quarter of 2003 as compared to net credit losses of $90,000 during the comparable period in 2002.

The following table provides information on past-due and nonaccrual loans:

                                     For the Three Months Ended March 31,
                                                  2003              2002
                                            ----------        ----------
Loans Past Due 90 Days or More              $   35,000        $   37,000
Nonaccrual Loans                             1,070,000         1,365,000
                                            ----------        ----------
Total                                       $1,105,000        $1,402,000

As of March 31, 2003 and 2002, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2003 remains uncollected. Interest foregone on nonaccrual loans was approximately $136,000 and $389,000 as of March 31, 2003 and 2002, respectively.

The Allowance for Loan and Lease Loss Reserve Methodology requires that certain loans be reviewed under the directives of the Federal Financial Institutions Examination Council’s (FFIEC) policy statement dated July 6, 2001and FASB 114, to determine whether or not the loan is impaired and necessitates a Specific Reserve. By Bank policy all loans and leases that are classified Substandard (Risk Rating 6) or Doubtful (Risk Rating 7) are reviewed to determine if they are impaired. An impaired loan defined by FASB 114, is one which ”based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. All amounts due according to the contractual terms means ”that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement”.

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

*

How the fair value of the collateral was determined, e.g. current appraisal (real property, equipment or inventory), method for valuation of collectable accounts or notes receivable, method for valuation of other assets.

*	Supporting rationale for adjustments to appraisals or loan-to-value discount applied to determine the collateral value.
*	The determination of the cost to sell or liquidate the collateral.
*	The qualifications, expertise and independence of the appraiser.

For purposes of the Bank’s Credit Policy regarding this section of the ALLL methodology the following practices and definitions apply.

*

An appraisal will be considered ”current” for the initial assessment of a loan under FASB 114, if it is less than six months old. In subsequent annual assessments the appraisal may not be older than twelve months. Where we are assessing accounts or notes receivable we should order a receivables audit to assist in the initial assessment and refresh it every six months.

*	In developing the rationale to support appraisal adjustments or the loan-to-value discount on personal property, external comps and collateral audits should be used as much as possible.
*	All costs to sell or liquidate the collateral, except legal expenses, are to be included. An estimate may be used where definitive amounts are not available.

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

Noninterest Income

Noninterest income during the first quarter of 2003 was $1,701,000 more than during the comparable quarter of 2002. The increase is attributed to increases in almost all areas of noninterest income as compared to 2002, but primarily in BWC Mortgage Services income which increased $1,613,000 between the respective periods.

Noninterest Expense

Noninterest expense during the first quarter of 2003 was $1,453,000 greater than during the comparable quarter of 2002. The increase in 2003 was primarily related to increases in BWC Mortgage Services commissions and other expenses of $1,179,000.

Salaries, bonuses and benefits expense increased $453,000 from the prior year. Of this, BWC Mortgage Services increased average FTE (full-time-equivalency) from 9 during the first quarter of 2002, to 19 for the comparable quarter in 2003. Staff expense for BWC Mortgage services increased from $184,000 in the first quarter of 2002, to $392,000 in 2003. This increase of $208,000 in staff salaries is related the the significant growth and increased activity in the mortgage market and BWC Mortgage Services in particular. During this same period the Bank increased average FTE by 6 persons, to 124 FTE and total salary, including benefits and merit increases, by $245,000.

Occupancy expense was $80,000 greater during the first quarter of the current year as compared to the prior year. Of this, BWC Mortgage Services accounted for $19,000, with the balance of the increase coming from the Bank. The Bank acquired full occupancy of its headquarters building in Walnut Creek, January 1, 2003, prior to which approximately 3,212 square feet had been sub-leased to Fidelity Investments. The Bank also acquired additional space for support operations at 1700 Broadway. Increased space, as well as general operating and CPI-based increases, account for the increase in this expense category over the prior year.

Furniture and equipment expense decreased $22,000 from the prior year.

Other expenses of $1,120,000 decreased $237,000 from the prior year. The prior year included an operational loss of over $200,000.

Other Real Estate Owned

As of March 31, 2003, the Corporation had no “other real-estate-owned” assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 2003 and 2002. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of March 31, 2003, December 31, 2002, and March 31, 2002.

Risk-based capital ratios:            Capital Ratios
                                                                      Minimum
Current guidelines    March 31,   December 31,   March 31,         regulatory
                          2003           2002        2002        requirements
                         ------         ------      ------          ------
   Tier 1 capital        11.21%         11.45%      11.54%           4.00%
   Total capital         12.47%         12.70%      12.79%           8.00%
   Leverage ratio        10.03%         10.04%       9.44%           3.00%

Liquidity

The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or the Corporation may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The liquidity position is continually monitored and reported on monthly to the Asset/Liability Management Committee.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2003. Core deposits, the most significant source of funding, comprised approximately 78% of funding during the first quarter of 2003 and 77% in the comparable quarter of 2002.

Cash, investment securities, and other temporary investments represent 21% of total assets at March 31, 2003 and 23% of total assets at March 31, 2002.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $15,000,000. In addition, the Corporation has approximately $12,000,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank.

At the financial holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries.

During the past two years, the primary source of funding for the holding company has been receipts from dividends, stock options exercised, and returns of investment from its subsidiaries. During the first quarter of 2003 and 2002, stock options exercised generated cash to the Corporation of $0, and $366,000, respectively. Based on the current level of options outstanding, future cash-flows from this source are expected to diminish. The subsidiaries of the Corporation declared dividends to the holding company in the first quarter of 2003, and 2002 of $2,260,000, and $500,000 respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first quarter of 2003, and 2002 of $1,165,000, and $1,158,000 respectively. As of January 1, 2003, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $15,447,000, versus $15,967,000 at January 1, 2002. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows, may not represent cash immediately available to the holding company.

Interest-Rate Risk Management

Movement in interest rates can create fluctuations in the Corporation’s income and economic value due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest-rate risk which are actively measured and managed include re-pricing risk and the risk of non-parallel shifts in the yield curve. Interest-rate risk exposure is actively managed with the goal of minimizing the impact of interest-rate volatility on current earnings and on the market value of equity.

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

The Corporation employs a variety of modeling tools to monitor interest-rate risks. One of the earlier and more basic models is GAP reporting. The net difference between the amount of assets and liabilities within a cumulative calendar period is typically referred to as the ”rate sensitivity position.”

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of March 31, 2003 estimated that a 2% interest-rate shock (decrease) could lower pretax earnings by $2,910,000, which was 14.1% of 2003 net annualized interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest rate sensitivity position of the Corporation as of March 31, 2003. In a rising interest rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                            $ 12,152          $ -          $ -          $ -          $ -     $ 12,152
Investment securities                        6,347        6,728       13,653       37,775          241       64,744
Construction & Real Estate Loans           133,029       10,737          832        7,285       16,018      167,901
Commercial Loans                            85,287        1,864          639        1,610          247       89,647
Consumer Loans                              50,072           41           52           92           --       50,257
Leases                                       1,900        1,718        9,743            0           --       13,361
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 288,787     $ 21,088     $ 24,919     $ 46,762     $ 16,506    $ 398,062
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                     $ 73,242     $ 73,241          $ -          $ -          $ -    $ 146,483
Time deposits <$100,000                      9,916        7,539        4,735        3,820            0       26,010
Time deposits >$100,000                      8,884        6,939        3,419        3,396          $ -       22,638
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities              $ 92,042     $ 87,719      $ 8,154      $ 7,215          $ -    $ 195,130
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 196,745    $ (66,631)    $ 16,765     $ 39,547     $ 16,506    $ 202,932
Cumulative rate-sensitive gap            $ 196,745    $ 130,114    $ 146,879    $ 186,426    $ 202,932
                                      =================================================================

Cumulative rate-sensitive ratio               3.14         1.72         1.78         1.96         2.04

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

(b)      Changes in Internal Controls: In the quarter ended March 31, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Corporation is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Corporation’s financial position.

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

          The following exhibits are attached hereto and filed herewith:

Exhibit
Number	Description of Exhibit
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350
(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

May 13, 2003                                        James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

May 13, 2003                                         Leland E. Wines
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

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (4/25/03); and

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

Date:   May 13, 2003

James L. Ryan

Chairman and CEO

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

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (4/25/03); and

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

Date:   May 13, 2003

Leland E. Wines

EVP/CFO

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the ”Corporation”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 13, 2003

JAMES L. RYAN
CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the ”Corporation”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 13, 2003

LELAND E. WINES
CHIEF FINANCIAL OFFICER