Form 10-Q
period 2003-06-30
BWC FINANCIAL CORP
filed 2003-08-01
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

Commission File Number 0-10658

BWC FINANCIAL CORP.
Incorporated pursuant to the Laws of California

Internal Revenue Service - Employer Identification No. 94-2621001

1400 Civic Drive, Walnut Creek, California   94596
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of June 30, 2003, there were 3,547,810 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in
	Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-11

Item 2
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	12-17

Item 3
	Quantitative and Qualitative Disclosures
	About Market Risk	18

Item 4
	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Changes in Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of
	Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

	Signatures	21
	Certification by CEO	22
	Certification by CFO	23
	Exhibit 99.1	24
	Exhibit 99.2	24

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                          June 30,   December 31,
Assets                                                                    2003           2002
                                                                 -----------------------------
                                                                    (Unaudited)
Cash and Due From Banks                                               $ 19,395       $ 20,993
Federal Funds Sold                                                       2,000          2,000
Other Short-term Investments                                                82             36
                                                                 -----------------------------
                    Total Cash and Cash Equivalents                     21,477         23,029

Investment Securities:
     Available-for-Sale                                                 57,154         60,290
     Held-to-Maturity (approximate fair value of
        $15,193 in 2003 and $11,270 in 2002)                            14,854         10,815
Loans, Net of Allowance for Credit Losses of $5,837
     in 2003 and $5,977 in 2002                                        336,080        303,583
BWC Mortgage Services Loans-Held-for-Sale                               11,994             --
Bank Premises and Equipment, Net                                         3,464          3,161
Other Real Estate Owned                                                    363             --
Interest Receivable and Other Assets                                     8,217          8,588
                                                                 -----------------------------
                    Total Assets                                     $ 453,603      $ 409,466
                                                                 =============================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 107,837       $ 99,175
                                                                 -----------------------------
      Interest-bearing:
          Money Market Accounts                                        153,289        141,553
          Savings and NOW Accounts                                      53,559         50,066
          Time Deposits:
               Under $100,000                                           25,742         26,087
               $100,000 or more                                         25,252         24,072
                                                                 -----------------------------
               Total Interest-bearing                                  257,842        241,778

                    Total Deposits                                     365,679        340,953

Federal Home Loan Bank Borrowings                                       25,583         23,622
BWC Mortgage Services Borrowings                                        11,819             --
Fed Funds Purchased                                                      1,200             --
Other Borrowed Funds                                                     3,181             --
Interest Payable and Other Liabilities                                   3,241          2,892
                                                                 -----------------------------

                    Total Liabilities                                  410,703        367,467
                                                                 -----------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                        --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,547,810 shares in 2003 and 3,619,510 in 2002                 31,283         32,575
Retained Earnings                                                       10,768          8,570
Accumulated other comprehensive income                                     849            854
                                                                 -----------------------------
                    Total Shareholders' Equity                          42,900         41,999
                                                                 -----------------------------
                    Total Liabilities and Shareholders' Equity       $ 453,603      $ 409,466
                                                                 =============================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME                                        For the Three Months              For the Six Months
In thousands except per-share amounts                                           Ended June 30,                  Ended June 30,
                                                              ----------------------------------------------------------------
                                                                         2003            2002            2003            2002
Interest Income                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                              ----------------------------------------------------------------
     Loans, including Fees                                            $ 5,793         $ 5,309        $ 11,233        $ 10,916
     Investment Securities:
          Taxable                                                         533             736           1,114           1,588
          Non-taxable                                                     107             112             214             224
     Federal Funds Sold                                                    33              87              63             140
     Other Short-term Investments                                          --              --              --               3
                                                              ----------------------------------------------------------------
                Total Interest Income                                   6,466           6,244          12,624          12,871

Interest Expense
       Deposits                                                           696           1,050           1,409           2,227
       Federal Funds Purchased                                              1              --               1              --
       FHLB Borrowings                                                    286             219             588             423
       BWC MTG Banking                                                     71              --              71              --
                                                              ----------------------------------------------------------------
                 Total Interest Expense                                 1,054           1,269           2,069           2,650

Net Interest Income                                                     5,412           4,975          10,555          10,221
Provision for Credit Losses                                               300             300             600             600
                                                              ----------------------------------------------------------------
Net Interest Income After Provision For Credit Losses                   5,112           4,675           9,955           9,621

Noninterest Income
       BWC Mortgage Services - Commissions                              2,575           1,605           5,430           3,096
       BWC Mortgage Services - Fees & Other                             1,082             241           1,617             527
       Service Charges on Deposit Accounts                                264             222             529             433
       Other                                                              401             305             842             699
       Gain/(loss) on Security Transactions                               (12)             --             (12)             13
                                                              ----------------------------------------------------------------
                Total Noninterest Income                                4,310           2,373           8,406           4,768

Noninterest Expense
       Salaries and Related Benefits                                    2,772           2,298           5,543           4,616
       BWC Mortgage Services - Commissions                              2,129           1,132           4,139           2,162
       BWC Mortgage Services - Fees & Other                               450             133             768             252
       Occupancy                                                          489             408             978             817
       Furniture and Equipment                                            193             189             366             384
       Other                                                            1,304           1,050           2,424           2,407
                                                              ----------------------------------------------------------------
                Total Noninterest Expense                               7,337           5,210          14,218          10,638
                                                              ----------------------------------------------------------------
BWC Mortgage Services - Minority Interest                                 288             171             579             361

Income Before Income Taxes                                              1,797           1,667           3,564           3,390
Provision for Income Taxes                                                678             606           1,366           1,248
                                                              ----------------------------------------------------------------
Net Income                                                            $ 1,119         $ 1,061         $ 2,198         $ 2,142
                                                              ================================================================
Basic Earnings Per Share                                               $ 0.32          $ 0.31          $ 0.61          $ 0.63
Diluted Earnings Per Share                                             $ 0.31          $ 0.29          $ 0.61          $ 0.59
                                                              ================================================================

Weighted Average Basic Shares                                       3,547,848       3,402,260       3,583,303       3,392,608
Weighted Average Diluted Share Equivalents Related to Options          17,137         210,536          14,002         229,947
Weighted Average Diluted Shares                                     3,564,985       3,612,796       3,597,305       3,622,555
                                                              ================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2002, and March 31, 2003

For the periods ending December 31, 2002, and June 30, 2003
In thousands except share amounts                                                        Accumulated
                                                                                               Other
                                                  Number        Common     Retained    Comprehensive                  Comprehensive
                                               of Shares         Stock     Earnings     Income/(Loss)         Total          Income
                                            ----------------------------------------------------------------------------------------

Balance, January 1, 2002                       3,092,474      $ 27,160     $ 10,391            $ 701       $ 38,252

Net Income as of December 31, 2002                    --            --        4,588               --          4,588           4,588
Other Comprehensive Income, net of tax                --            --           --              153            153             153
                                                                                                                    ----------------
Comprehensive Income                                  --            --           --               --             --         $ 4,741
Stock options exercised                          335,721           928           --               --            928
Repurchase and retirement of shares by the
     Corporation                                (117,723)       (2,396)          --               --         (2,396)
10% stock dividend including payment of
     fractional shares                           309,038         6,404       (6,409)              --             (5)
Tax benefit from the exercise of stock options        --           479           --               --            479
                                            ------------------------------------------------------------------------
Balance, December 31, 2002                     3,619,510      $ 32,575      $ 8,570            $ 854       $ 41,999
                                            ------------------------------------------------------------------------

Net Income as of June 30, 2003                        --            --        2,198               --          2,198           2,198
Other Comprehensive Income, net of tax                --            --           --               (5)            (5)             (5)
                                                                                                                    ----------------
Comprehensive Income                                  --            --           --               --             --         $ 2,193
Repurchase and retirement of shares by the
   Corporation                                   (71,700)       (1,292)          --               --         (1,292)
                                            ------------------------------------------------------------------------
Balance, June 30, 2003 (Unaudited)             3,547,810      $ 31,283     $ 10,768            $ 849       $ 42,900
                                            ========================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands                                                                For the Six Months Ended June 30,
                                                                      ---------------------------------------
                                                                                     2003               2002
                                                                      ---------------------------------------
OPERATING ACTIVITIES:                                                          (Unaudited)        (Unaudited)
Net Income                                                                         $2,198             $2,142
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                     (1,225)              (966)
     Provision for credit losses                                                      600                600
     Depreciation and amortization                                                    262                302
     Loss/(gain) on sale of securities available for sale                              12                (13)
     Tax benefit from the exercise of stock options                                    --                414
     Decrease/(increase) in accrued interest receivable
        and other assets                                                              371               (754)
     Increase/(decrease) in accrued interest payable
        and other liabilities                                                         350               (703)
                                                                      ---------------------------------------
               Net Cash Provided by Operating Activities                            2,568              1,022
                                                                      ---------------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                  16,834             13,697
Proceeds  from the sales of available-for-sale investment securities                  488              6,064
Purchase of investment securities                                                 (18,243)           (17,949)
Decrease/(increase) in loans originated, net of collections                       (31,871)             6,851
Increase in BWC Mtg. Loans Held-for-Sale                                          (11,994)                --
Increase in Other Real Estate Owned                                                  (363)                --
Purchase of bank premises and equipment                                              (566)              (521)
                                                                      ---------------------------------------
               Net Cash Used by Investing Activities                              (45,715)             8,142
                                                                      ---------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                           24,726             11,272
Increase in Fed Funds Purchased and other borrowings                                6,342              2,343
Increase in BWC Mortgage Services borrowings                                       11,819                 --
Proceeds from issuance of common stock                                                 --                370
Cash paid for the repurchase of common stock                                       (1,292)            (1,853)
Cash paid in lieu of fractional shares                                                 --                 --
                                                                      ---------------------------------------
               Net Cash Provided by Financing Activities                           41,595             12,132
                                                                      ---------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                              (1,552)            21,296
Cash and cash equivalents at beginning of year                                     23,029             21,049
                                                                      ---------------------------------------
     Cash and Cash Equivalents at period end                                      $21,477            $42,345
                                                                      =======================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                      $2,142             $3,187
                                                                      =======================================
Income Taxes Paid                                                                  $1,096             $1,373
                                                                      =======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2003 and the results of operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K. The results of operations for the six months ended June 30, 2003, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per share amounts have been restated to reflect the 10% stock dividend given July 15, 2002.

2.      INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at June 30, 2003 are as follows:
In thousands
                                                                                            Gross
                                                               Amortized               Unrealized            Market
                                                                    Cost                     Gain             Value
                                                      --------------------------------------------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions                                         $14,854                    $ 339           $15,193

Available-for-sale
U.S. Treasury Securities                                             277                        7               284
U.S. Government Agencies                                          20,544                      313            20,857
Taxable Obligations of
  State & Political Subdivisions                                  17,524                      475            17,999
Corporate Securities                                              17,444                      570            18,014
--------------------------------------------------------------------------------------------------------------------
Total Available-for-sale                                         $55,789                  $ 1,365           $57,154

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at June 30, 2003.
In thousands
                                               Held-to-Maturity                 Available-for-Sale
                                         -----------------------------------------------------------------------
                                                 Amortized           Market          Amortized           Market
                                                      Cost            Value               Cost            Value
                                         -----------------------------------------------------------------------

Within one year                                    $ 2,762           $2,784            $23,369         $ 23,651
After one, but within
   five, years                                      12,092           12,409             31,900           32,960
Over five years                                         --               --                520              543
----------------------------------------------------------------------------------------------------------------
Total                                              $14,854         $ 15,193            $55,789         $ 57,154

3.     ALLOWANCE FOR CREDIT LOSSES

In thousands
                                                                                         For the Six Months Ended
                                                                                                 June 30,
                                                                                        2003                 2002
                                                                         -----------------------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses                                                                 $341,917            $ 275,309
                                                                         -----------------------------------------

Allowance for credit losses at
   beginning of period                                                                 5,977                5,403

Charge-offs                                                                             (844)                (357)
Recoveries                                                                               104                   78
                                                                         -----------------------------------------
Net (charge-offs)/recoveries                                                            (740)                (279)

Provisions                                                                               600                  600
Allowance for credit losses at
   end of period                                                                     $ 5,837              $ 5,724
                                                                         =========================================
Ratio of allowance for credit
   losses to loans                                                                     1.71%                2.08%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-
for-sale investments reported as a component of shareholders' equity.

The components of other comprehensive income for the six months ended
June 30, 2003 and 2002 are as follows:
In thousands
                                                        2003              2002
===============================================================================
Unrealized gain(loss) arising
during the period, net of tax                          $ (12)             $ (2)
-------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains(losses) on securities
available-for-sale included in net
income during the year, net of tax                        (7)                8
-------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income                           $ (5)            $ (10)
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

Summarized financial information for the periods ended June 30, 2003 and 2002 concerning the Corporation’s reportable segments is shown in the following table.

For the Six Months
Ended 06/30/2003                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                              $  12,516             $    111                $   (3)           $  12,624
Commissions Received                                       -                5,430                     -                5,430
Total Interest Expense                                 2,001                   72                    (4)               2,069
Salaries & Benefits                                    4,706                  837                     -                5,543
Commissions Paid                                           -                4,139                     -                4,139
Segment Profit before Tax                              3,109                1,158                  (703)               3,564
Total Assets                                       $ 440,760             $ 13,385                $ (542)           $ 453,603
-----------------------------------------------------------------------------------------------------------------------------

For the Six Months
Ended 06/30/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                              $  12,873             $      2                $   (4)           $  12,871
Commissions Received                                       -                3,096                     -                3,096
Total Interest Expense                                 2,652                    2                    (4)               2,650
Salaries & Benefits                                    4,255                  361                     -                4,616
Commissions Paid                                           -                2,162                     -                2,162
Segment Profit before Tax                              3,142                  722                  (474)               3,390
Total Assets                                       $ 408,914             $    356                $ (238)           $ 409,032
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 06/30/2003                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                              $   6,357             $    110                $   (1)           $   6,466
Commissions Received                                       -                2,575                     -                2,575
Total Interest Expense                                   984                   72                    (2)               1,054
Salaries & Benefits                                    2,327                  445                     -                2,772
Commissions Paid                                           -                2,129                     -                2,129
Segment Profit before Tax                              1,548                  576                  (327)               1,797
Total Assets                                       $ 440,760             $ 13,385                $ (542)           $ 453,603
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 06/30/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                              $   6,246              $     2                $   (4)           $   6,244
Commissions Received                                       -                1,605                     -                1,605
Total Interest Expense                                 1,271                    1                    (3)               1,269
Salaries & Benefits                                    2,121                  177                     -                2,298
Commissions Paid                                           -                1,132                     -                1,132
Segment Profit before Tax                              1,532                  342                  (207)               1,667
Total Assets                                       $ 408,914              $   356                $ (238)           $ 409,032
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

                                           For the Six Months Ended June 30,
Net Income:                                           2003                 2002
                                         ------------------    -----------------
     As reported                               $ 2,198,000          $ 2,142,000
     Compensation expense                           80,410               88,607
                                         ------------------    -----------------
     Pro forma                                 $ 2,117,590          $ 2,053,394

Basic Earnings per share:
     As reported                                    $ 0.61               $ 0.63
     Pro forma                                      $ 0.59               $ 0.61

Diluted Earnings per share:
     As reported                                    $ 0.61               $ 0.59
    Pro forma                                       $ 0.59               $ 0.57

Weighted Average Basic Shares                    3,583,303            3,392,608
Weighted Average Diluted Shares                  3,597,305            3,622,555

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

General

Prime rate averaged 4.25% during the first half of 2003, compared to 4.75% for the first half of 2002, a decrease of .50% between the comparable periods. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. Continued low interest rates and slow economic activity most probably will have an adverse effect on performance throughout 2003.

Total assets of the Corporation at June 30, 2003 of $453,603,000 have increased $44,571,000 or 11% as compared to June 30, 2002. Total loans of $353,911,000 have increased $78,618,000 or 29%, and total deposits plus FHLB long term borrowings of $391,262,000 have increased $24,223,000 or 7%. Since year-end 2002 the Corporation’s assets have increased 11%, loans increased 14%, and deposits plus FHLB long term borrowings increased 7%.

The Corporation’s loans-to-deposits plus FHLB borrowings ratio as of June 30, 2003 was 90%, as compared to 75% in 2002.

The Corporation’s subsidiary, BWC Mortgage Services, has established lines-of-credit with third party providers for the purpose of funding sold loans to reduce the time it takes to close mortgages for borrowers. The loans-held-for-sale are generally on the books for less than a month and carry virtually no credit risk to the Corporation. For this reason these loans are reported as a separate line item below the loans and reserves of the Corporation and are not included in the calculation of the ratio of allowance for credit losses to loans. Interest income and fees associated with these loans are included in the “Loans, including Fees” section of the Corporation’s income statement.

Net Income

Net income for the first six months in 2003 of $2,198,000 was $56,000 more than the first six months in 2002. This represented a return on average assets during this period of 1.05% and a return on average equity of 10.38%. The return on average assets during the first six months of 2002 was 1.07%, and the return on average equity was 11.14%.

Net income for the three months ending June 30, 2003 of $1,119,000 was $58,000 more than the comparable period in 2002. The return on average assets during the second quarter was 1.04%, and the return on average equity was 10.57%. The return on average assets during the second quarter of 2002 was 1.06%, and the return on average equity was 10.97%.

Earning assets averaged $399,861,000 during the six months ended June 30, 2003, as compared to $373,550,000 for the comparable period in 2002. Earning assets averaged $399,861,000 during the second quarter of 2003 as compared to $374,510,000 during the second quarter of 2002.

Diluted earnings per average common share were $.61 for the first six months of 2003 as compared to $0.59 for the first six months of 2002. For the second quarter of 2003, diluted earnings per average common share were $0.31 as compared to $0.29 for the second quarter of 2002.

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

Net interest income during the first six months of 2003 was $10,555,000 or $334,000 more than the comparable period in 2002. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $12,425,000 more than during the first six months of 2002. The prime lending rate averaged 4.25% during the first six months of 2003 as compared to an average of 4.75% for the first six months of 2002.

Due to the Corporation’s asset-sensitive position, decreasing interest rates result in a decrease in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.41% during the first six months of 2003 as compared to 5.56% in 2002. The decrease in net interest margin is estimated to have resulted in a decrease in interest income of $679,000 during the first six months of 2003 as compared to the same period in 2002. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $1,013,000.

During the second quarter 2003 the Corporation’s net interest margin averaged 5.42% as compared to 5.38% in 2002. As a result the Corporation’s net interest margin increased $437,000 as compared to the prior year period. An analysis of this change reflects that although there was a modest increase in net interest margin, there was still a decrease in interest income due to rates. The is the result of average earning assets exceed interest-bearing deposits and borrowings by $136,251,000. This means that decreasing market rates reduce the Corporation’s interest income more that the corresponding reduction in interest expanse. Net interest income decreased $224,000 during the second quarter of 2003 as compared to the same period in 2002. This was offset by the increased interest income related to growth of earning assets of $661,000 in net interest income.

Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated and is in accordance with SFAS 5 and staff accounting bulletin 102. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of June 30, 2003 was 1.71%, as compared to 2.08% for the period ending June 30, 2002. The Corporation’s ratios for both periods is considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of June 30, 2003 it had $5,498,000 in allocated allowance and $339,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net losses of $740,000 during the first six months of 2003 as compared to net losses of $279,000 during the comparable period in 2002.

The following table provides information on past-due and nonaccrual loans:

                                                   _____________June 30,_______
                                                         2003             2002
                                                   ____________________________
Loans Past-due 90 Days or More                     $   77,000       $   10,000
Nonaccrual Loans                                      758,000        1,311,000
Total                                              $  835,000       $1,123,000

As of June 30, 2003 and 2002, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2003 remains uncollected. Interest foregone on nonaccrual loans was approximately $150,000 and $428,000, as of June 30, 2003 and 2002 respectively.

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

Noninterest Income

Noninterest income during the first six months of 2003 was $3,638,000 greater than during the comparable period of 2002, primarily related to the activities of the Corporation’s mortgage subsidiary which accounted for $3,424,000 of this increase. The increase in their income is in part a reflection of the low interest rates during the current year and the corresponding strong market in mortgages and refinancing, as well as to the service level and reputation of BWC Mortgage Services.

The other categories of noninterest income increased from the prior year reflecting the Corporation’s growth.

There were losses on securities available-for-sale of $12,000 during the first six months of 2003 as compared to gains of $13,000 during the comparable 2002 period. The losses in 2003 was the result of a security being called in advance of the booked maturity date, resulting in write down of unamortized premium.

Noninterest Expense

Noninterest expense during the first six months of 2003 was $3,580,000 greater than during the comparable period in 2002, primarily related to the growth and increased activity of the Corporation’s mortgage subsidiary which accounted for $3,028,000, or 85% of this increase.

Salaries and related benefits were $927,000 greater during the first six months of 2003 as compared to 2002. Of this increase, BWC Mortgage Services accounted for $477,000 or over 50%. This is again related to the significant growth and increase in activity in this market segment. The Bank’s staff averaged 125 full-time equivalent (FTE) persons during the first six months of 2003 as compared to 119 during 2002 and is reflective of the Bank’s growth and increase in business development efforts.

Occupancy expense increased $161,000 over the comparable period in 2002. Of this increase, BWC Mortgage Services accounted for $42,000 and the Bank for $119,000. The Bank acquired full occupancy of its headquarters building in Walnut Creek, January 1, 2003, prior to which approximately 3,212 square feet had been sub-leased to Fidelity Investments. The Bank also acquired additional space for support operations at 1700 Broadway. Increased space, as well as general operating and CPI-based increases, account for the increase in this expense category over the prior year.

Total furniture and equipment expenses decreased a modest $18,000 as compared to the 2002 period, related primarily to a reduction in maintenance and repair expenses between the respective periods.

Other expenses reflect a modest increase of $17,000 between the respective periods, however, the 2002 expense includes a check fraud loss of approximately $200,000. During 2003 the Corporation experienced increased legal fees of approximately $100,000 over the prior year, related primarily to defending the Corporation’s interest in bankruptcy cases. The balance of the increases were related to the Corporation’s growth and expanded activities.

During the second quarter of 2003 the Corporation’s noninterest expense increased $2,127,000 over the comparable quarter of 2002, of which BWC Mortgage Services accounted for $1,616,000, or 76% of this increase. The balance of $511,000 is related to the same reasons that were applicable for the six months results.

Other Real Estate Owned

As of June 30, 2003 the Corporation had $363,000 Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 2003 and 2002. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of June 30, 2003, December 31, 2002, and June 30, 2002.

Risk-based capital ratios:                   Capital Ratios
                                                                     Minimum
                         June 30,   December 31,    June 30,      Regulatory
                            2003           2002        2002     Requirements
   Tier 1 capital          10.70%         11.45%      11.68%        4.00%
   Total capital           11.93%         12.70%      12.93%        8.00%
   Leverage ratio           9.78%         10.04%       9.66%        3.00%

The Company’s total shareholders’ equity increased to $42.900 million at June 30, 2003 from $41.999 million at December 31, 2002. The increase was the result of net income earned during the six months ended June 30, 2003. At June 30, 2003, shareholders’ equity was 9.46 percent of total assets, compared to 10.26 percent at December 31, 2002.

The market value of available for sale securities was greater than book value at both June 30, 2003 and December 31, 2002, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income, within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. The Company performs a quarterly simulation analysis of changes in the market value of the investment portfolio given a 200 basis point increase in interest rates. The latest analysis indicated a decrease in market value of approximately $1.2 million net of federal income tax. This decrease, however, would be more than offset through the increased earnings of the Corporation which, according the this test, result in a net increase in equity of $0.7 million or 1.33% and the Company would continue to be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2003. Core deposits, the most significant source of funding, comprised approximately 75% of funding during the first half of 2003 and 79% in the comparable period of 2002.

Cash, investment securities, and other temporary investments represent 21% of total assets at June 30, 2003 and 31% of total assets at June 30, 2002.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2003 contributed $2.568 million to liquidity compared to $1.022 million for the six months ended June 30, 2002. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $24.726 million for the six months ended June 30, 2003 compared to $11.272 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, non-interest, NOW accounts and savings deposits provided the majority of the deposit growth. Borrowing activities also provide a source of funding and in the period ending June 30, 2003 borrowed funds contributed $18.161 million as compared to $2.343 million for the period ending June 30, 2002. Another important source of liquidity is investments in federal funds and other short-term investments and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $17.322 million for the six months June 30, 2003 compared to $19.761 million for the six months ended June 30, 2002.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $15,000,000. In addition, the Corporation has approximately $12,000,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the financial holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries.

During the past two years, the primary source of funding for the holding company has been receipts from dividends, stock options exercised, and returns of investment from its subsidiaries. During the first six months of 2003 there were no stock options exercised. During the first six months of 2002 the exercise of stock options generated cash to the Corporation of $370,000. Based on the current level of options outstanding, future cash-flows from this source are expected to diminish. The subsidiaries of the Corporation declared dividends to the holding company in the first six months of 2003, and 2002 of $2,260,000, and $500,000 respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first six months of 2003, and 2002 of $2,322,000, and $2,254,000 respectively. As of January 1, 2003, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $15,447,000, versus $15,967,000 at January 1, 2002. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows, may not represent cash immediately available to the holding company.

Quantitative and Qualitative Disclosures about Market Risk

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

The Corporation’s interest-rate risk as of June 30, 2003 was consistent with the interest-rate exposure presented in the Corporation’s 2002 annual report and was within the Corporation’s risk policy range.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                             $ 2,082          $ -          $ -          $ -          $ -      $ 2,082
Investment securities                        6,661        8,408       11,344       45,052          543       72,008
Construction & Real Estate Loans           144,450       11,609          460        5,109       15,889      177,517
Commercial Loans                            91,595        1,821        2,654          101        7,660      103,831
Consumer Loans                              46,603           23           50           52            -       46,728
Leases                                       1,872        1,620        3,123        7,226            -       13,841
BWC Mortgage Loans Held for Sale            11,994            -            -            -            -       11,994
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 305,257     $ 23,481     $ 17,631     $ 57,540     $ 24,092    $ 428,001
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                     $ 76,645     $ 76,644          $ -          $ -          $ -    $ 153,289
Time deposits <$100,000                      9,762        5,533        7,783        2,664            -       25,742
Time deposits >$100,000                      9,827        6,491        6,563        2,371            -       25,252
Federal Home Loan Bank Borrowings                -            -            -        5,234       20,349       25,583
BWC Mortgage Services Borrowings            11,819            -            -            -            -       11,819
Federal Funds Purchased                      1,200            -            -            -            -        1,200
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 109,253     $ 88,668     $ 14,346     $ 10,269     $ 20,349    $ 242,885
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 196,004    $ (65,187)     $ 3,285     $ 47,271      $ 3,743    $ 185,116
Cumulative rate-sensitive gap            $ 196,004    $ 130,817    $ 134,102    $ 181,373    $ 185,116
                                      =================================================================

Cumulative rate-sensitive ratio               2.79         1.66         1.63         1.82         1.76

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

(b)     Changes in Internal Controls: In the quarter ended June 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held April 4, 2003 for the purpose of the election of directors and the ratification of accountants. All nominated directors were elected and the accounting firm was ratified.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

          The following exhibits are attached hereto and filed herewith:

Exhibit
Number	Description of Exhibit

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K

The registrant furnished a report on form 8-K dated July 24, 2003 which contains a press release announcing financial results for the quarter and year-to-date ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

August 1, 2003                                        James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

August 1, 2003                                         Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                CFO and Corp. Secretary

Certification:

I, James L. Ryan, Chairman and CEO, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (or the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:   August 1, 2003

James L. Ryan

Chairman and CEO

Certification:

I, Leland E. Wines, EVP/CFO, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (or the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:   August 1, 2003

Leland E. Wines

EVP/CFO

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the ”Corporation”) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 1, 2003

JAMES L. RYAN
CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the ”Corporation”) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 1, 2003

LELAND E. WINES
CHIEF FINANCIAL OFFICER