Form 10-Q
period 2003-09-30
BWC FINANCIAL CORP
filed 2003-11-12
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of September 30, 2003, there were 3,553,950 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in
	Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-11

Item 2
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	12-19

Item 3
	Quantitative and Qualitative Disclosures
	About Market Risk	20

Item 4
	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Changes in Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of
	Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits and Reports on Form 8-K	22

	Signatures	23
	Exhibit 31.1	24
	Exhibit 31.2	25
	Exhibit 32.1	26
	Exhibit 32.2	26

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                     September 30,   December 31,
Assets                                                                    2003           2002
                                                                 -----------------------------
                                                                    (Unaudited)
Cash and Due From Banks                                               $ 18,294       $ 20,993
Federal Funds Sold                                                      26,101          2,000
Other Short-term Investments                                                66             36
                                                                 -----------------------------
                    Total Cash and Cash Equivalents                     44,461         23,029

Investment Securities:
     Available-for-Sale                                                 55,286         60,290
     Held-to-Maturity (approximate fair value of
        $16,027 in 2003 and $11,270 in 2002)                            15,718         10,815
Loans, Net of Allowance for Credit Losses of $6,164
     in 2003 and $5,977 in 2002                                        330,931        303,583
BWC Mortgage Services Loans-Held-for-Sale                                5,737             --
Bank Premises and Equipment, Net                                         3,399          3,161
Interest Receivable and Other Assets                                     8,377          8,588
                                                                 -----------------------------
                    Total Assets                                     $ 463,909      $ 409,466
                                                                 =============================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 114,579       $ 99,175
                                                                 -----------------------------
      Interest-bearing:
          Money Market Accounts                                        169,042        141,553
          Savings and NOW Accounts                                      52,455         50,066
          Time Deposits:
               Under $100,000                                           24,308         26,087
               $100,000 or more                                         22,304         24,072
                                                                 -----------------------------
               Total Interest-bearing                                  268,109        241,778

                    Total Deposits                                     382,688        340,953

Federal Home Loan Bank Borrowings                                       28,132         23,622
BWC Mortgage Services Borrowings                                         5,715             --
Interest Payable and Other Liabilities                                   3,354          2,892
                                                                 -----------------------------

                    Total Liabilities                                  419,889        367,467
                                                                 -----------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                        --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,553,950 shares in 2003 and 3,619,510 in 2002                 31,386         32,575
Retained Earnings                                                       11,972          8,570
Accumulated other comprehensive income                                     662            854
                                                                 -----------------------------
                    Total Shareholders' Equity                          44,020         41,999
                                                                 -----------------------------
                    Total Liabilities and Shareholders' Equity       $ 463,909      $ 409,466
                                                                 =============================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

                                                                               For the Three Months              For the Nine Months
In thousands except per-share amounts                                            Ended September 30,              Ended September 30,
                                                                      ---------------------------------------------------------------
                                                                                2003            2002            2003            2002
Interest Income                                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                      ---------------------------------------------------------------
     Loans, including Fees                                                   $ 6,365         $ 5,173        $ 17,597        $ 16,089
     Investment Securities:
          Taxable                                                                512             897           1,626           2,485
          Non-taxable                                                            118             115             332             339
     Federal Funds Sold                                                           36              64              99             204
     Other Short-term Investments                                                 --               -               1               3
                                                                      ---------------------------------------------------------------
                Total Interest Income                                          7,031           6,249          19,655          19,120

Interest Expense
       Deposits                                                                  648           1,014           2,057           3,241
       Federal Funds Purchased                                                     -               -               1               -
       FHLB Borrowings                                                           337             228             925             651
       BWC MTG Banking                                                           227               -             298               -
                                                                      ---------------------------------------------------------------
                                                                                                                     ----------------
                 Total Interest Expense                                        1,212           1,242           3,281           3,892

Net Interest Income                                                            5,819           5,007          16,374          15,228
Provision for Credit Losses                                                      450             300           1,050             900
                                                                      ---------------------------------------------------------------
Net Interest Income After Provision For Credit Losses                          5,369           4,707          15,324          14,328

Noninterest Income
       BWC Mortgage Services - Commissions                                     2,857           2,065           8,287           5,161
       BWC Mortgage Services - Fees & Other                                    1,836             360           3,453             887
       Service Charges on Deposit Accounts                                       248             240             777             673
       Other                                                                     381             316           1,223           1,015
       Gain/(loss) on Security Transactions                                        -             (37)            (12)            (24)
                                                                      ---------------------------------------------------------------
                Total Noninterest Income                                       5,322           2,944          13,728           7,712

Noninterest Expense
       Salaries and Related Benefits                                           2,887           2,300           8,430           6,916
       BWC Mortgage Services - Commissions                                     2,748           1,424           6,887           3,586
       BWC Mortgage Services - Fees & Other                                      532             188           1,300             440
       Occupancy                                                                 504             417           1,482           1,234
       Furniture and Equipment                                                   184             188             550             572
       Other                                                                   1,087           1,147           3,511           3,554
                                                                      ---------------------------------------------------------------
                Total Noninterest Expense                                      7,942           5,664          22,160          16,302
                                                                      ---------------------------------------------------------------
BWC Mortgage Services - Minority Interest                                        481             274           1,060             635

Income Before Income Taxes                                                     2,268           1,713           5,832           5,103
Provision for Income Taxes                                                       850             609           2,216           1,857
                                                                      ---------------------------------------------------------------
Net Income                                                                   $ 1,418         $ 1,104         $ 3,616         $ 3,246
                                                                      ===============================================================
Basic Earnings Per Share                                                      $ 0.40          $ 0.32          $ 1.01          $ 0.95
Diluted Earnings Per Share                                                    $ 0.40          $ 0.31          $ 1.01          $ 0.90
                                                                      ===============================================================

Weighted Average Basic Shares                                              3,552,432       3,480,458       3,573,012       3,421,717
Weighted Average Diluted Share Equivalents Related to Options                 16,421         118,229          14,809         192,708
Weighted Average Diluted Shares                                            3,568,853       3,598,687       3,587,821       3,614,424
                                                                      ===============================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2002, and September 30, 2003

In thousands except share amounts                                                         Accumulated
                                                                                                Other
                                                     Number       Common     Retained   Comprehensive                 Comprehensive
                                                  of Shares        Stock     Earnings    Income/(Loss)         Total         Income
                                               -------------------------------------------------------------------------------------

Balance, January 1, 2002                          3,092,474     $ 27,160     $ 10,391           $ 701       $ 38,252

Net Income as of December 31, 2002                       --           --        4,588              --          4,588          4,588
Other Comprehensive Income, net of tax                   --           --           --             153            153            153
                                                                                                                     ---------------
Comprehensive Income                                     --           --           --              --             --        $ 4,741
Stock options exercised                             335,721          928           --              --            928
Repurchase and retirement of shares by the
     Corporation                                   (117,723)      (2,396)          --              --         (2,396)
10% stock dividend including payment of
     fractional shares                              309,038        6,404       (6,409)             --             (5)
Tax benefit from the exercise of stock options           --          479           --              --            479
                                               ----------------------------------------------------------------------
Balance, December 31, 2002                        3,619,510     $ 32,575      $ 8,570           $ 854       $ 41,999
                                               ----------------------------------------------------------------------

Net Income as of September 30, 2003                      --           --        3,616              --          3,616          3,616
Other Comprehensive Income, net of tax                   --           --           --            (192)          (192)          (192)
                                                                                                                     ---------------
Comprehensive Income                                     --           --           --              --             --        $ 3,424
Cash dividends paid                                      --           --         (214)             --           (214)
Stock options exercised                               6,140           90           --              --             90
Tax benefit from the exercise of stock options           --           13           --              --             13
Repurchase and retirement of shares by the
   Corporation                                      (71,700)      (1,292)          --              --         (1,292)
                                               ----------------------------------------------------------------------
Balance, September 30, 2003 (Unaudited)           3,553,950     $ 31,386     $ 11,972           $ 662       $ 44,020
                                               ======================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months
In thousands                                                                         Ended September 30,
                                                                      ---------------------------------------
                                                                                     2003               2002
                                                                      ---------------------------------------
OPERATING ACTIVITIES:                                                          (Unaudited)        (Unaudited)
Net Income                                                                         $3,616             $3,246
Adjustments to reconcile net income to
     net cash provided(used):
     Amortization of loan fees                                                     (2,068)            (1,451)
     Provision for credit losses                                                    1,050                900
     Depreciation and amortization                                                    411                458
     Loss on sale of securities available-for-sale                                     12                 24
     Tax benefit from the exercise of stock options                                    --                414
     Decrease/(increase) in accrued interest receivable
        and other assets                                                              211               (618)
     Increase/(decrease) in accrued interest payable
        and other liabilities                                                         462               (767)
                                                                      ---------------------------------------
               Net Cash Provided by Operating Activities                            3,694              2,206
                                                                      ---------------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                  23,942             21,760
Proceeds  from the sales of available-for-sale investment securities                  488             13,101
Purchase of investment securities                                                 (24,430)           (47,518)
Decrease/(increase) in loans originated, net of collections                       (26,330)             1,035
Increase in BWC Mtg. Loans Held-for-Sale                                           (5,737)                --
Purchase of bank premises and equipment                                              (649)              (181)
                                                                      ---------------------------------------
               Net Cash Used by Investing Activities                              (32,716)           (11,803)
                                                                      ---------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                           41,735              5,926
Increase in Fed Funds Purchased and other borrowings                                4,510              7,597
Increase in BWC Mortgage Services borrowings                                        5,715                 --
Proceeds from issuance of common stock                                                 --                370
Cash paid for the repurchase of common stock                                       (1,292)            (1,853)
Cash dividends paid                                                                  (214)                --
Cash paid in lieu of fractional shares                                                 --                 (6)
                                                                      ---------------------------------------
               Net Cash Provided by Financing Activities                           50,454             12,034
                                                                      ---------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                              21,432              2,437
Cash and cash equivalents at beginning of year                                     23,029             21,049
                                                                      ---------------------------------------
     Cash and Cash Equivalents at period end                                      $44,461            $23,486
                                                                      =======================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                      $3,421             $4,548
                                                                      =======================================
Income Taxes Paid                                                                  $1,706             $2,055
                                                                      =======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2003 and the results of operations for the three months and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s 2002 annual report on Form 10-K. The results of operations for the nine months ended September 30, 2003, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend given July 15, 2002.

2.      INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

The amortized cost and approximate market value of investment securities at September 30, 2003 are as follows:
In thousands
                                                                                            Gross
                                                               Amortized               Unrealized            Market
                                                                    Cost                     Gain             Value
                                                      --------------------------------------------------------------
Held-to-maturity
Obligations of State and
  Political Subdivisions                                         $15,718                    $ 309           $16,027

Available-for-sale
U.S. Treasury Securities                                             275                        4               279
U.S. Government Agencies                                          21,897                      271            22,168
Taxable Obligations of
  State & Political Subdivisions                                  15,110                      309            15,419
Corporate Securities                                              16,941                      479            17,420
--------------------------------------------------------------------------------------------------------------------
Total Available-for-sale                                         $54,223                  $ 1,063           $55,286

The following table shows the amortized cost and estimated market value of investment securities by contractual maturity at September 30, 2003.
In thousands
                                               Held-to-Maturity                 Available-for-Sale
                                         -----------------------------------------------------------------------
                                                 Amortized           Market          Amortized           Market
                                                      Cost            Value               Cost            Value
                                         -----------------------------------------------------------------------

Within one year                                    $ 3,093           $3,147            $25,254         $ 25,529
After one, but within
   five, years                                      12,477           12,732             28,969           29,757
Over five years                                        148              148                  -                -
----------------------------------------------------------------------------------------------------------------
Total                                              $15,718         $ 16,027            $54,223         $ 55,286

3.     ALLOWANCE FOR CREDIT LOSSES

In thousands
                                                                         For the Nine Months Ended
                                                                                  September 30,
                                                                                        2003                 2002
                                                                         -----------------------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses                                                                 $337,095            $ 281,489
                                                                         -----------------------------------------

Allowance for credit losses at
   beginning of period                                                                 5,977                5,403

Charge-offs                                                                           (1,101)                (493)
Recoveries                                                                               238                  100
                                                                         -----------------------------------------
Net (charge-offs)/recoveries                                                            (863)                (393)

Provisions                                                                             1,050                  900
Allowance for credit losses at
   end of period                                                                     $ 6,164              $ 5,910
                                                                         =========================================
Ratio of allowance for credit
   losses to loans                                                                     1.83%                2.10%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-
for-sale investments reported as a component of shareholders' equity.

The components of other comprehensive income for the nine months ended
September 30, 2003 and 2002 are as follows:
In thousands
                                                                          2003             2002
================================================================================================
Unrealized gain(loss) arising
during the period, net of tax                                           $ (199)           $ 975
------------------------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains(losses) on securities
available-for-sale included in net
income during the year, net of tax                                          (7)              40
------------------------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income                                           $ (192)           $ 935
================================================================================================

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

Summarized financial information for the periods ended September 30, 2003 and 2002 concerning the Corporation’s reportable segments is shown in the following table.

For the Nine Months
Ended 09/30/2003                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                               $ 19,180                $ 480                  $ (5)            $ 19,655
Commissions Received                                       -                8,287                     -                8,287
Total Interest Expense                                 2,987                  299                    (5)               3,281
Salaries & Benefits                                    7,098                1,332                     -                8,430
Commissions Paid                                           -                6,887                     -                6,887
Segment Profit before Tax                              4,900                2,118                (1,186)               5,832
Total Assets                                       $ 456,874              $ 8,099              $ (1,064)           $ 463,909
-----------------------------------------------------------------------------------------------------------------------------

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
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 09/30/2003                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,664                $ 369                  $ (2)             $ 7,031
Commissions Received                                       -                2,857                     -                2,857
Total Interest Expense                                   986                  227                    (1)               1,212
Salaries & Benefits                                    2,392                  495                     -                2,887
Commissions Paid                                           -                2,748                     -                2,748
Segment Profit before Tax                              1,791                  960                  (483)               2,268
Total Assets                                       $ 456,874              $ 8,099              $ (1,064)           $ 463,909
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 09/30/2002                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,250                  $ -                  $ (1)             $ 6,249
Commissions Received                                       -                2,065                     -                2,065
Total Interest Expense                                 1,243                    -                    (1)               1,242
Salaries & Benefits                                    2,097                  203                     -                2,300
Commissions Paid                                           -                1,424                     -                1,424
Segment Profit before Tax                              1,458                  548                  (293)               1,713
Total Assets                                       $ 410,114                $ 497                $ (383)           $ 410,228
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

                                                     For the Nine Months Ended
                                                            September 30,
Net Income:                                           2003                 2002
                                         ------------------    -----------------
     As reported                               $ 3,616,000          $ 3,246,000
     Compensation expense                          120,615              132,910
                                         ------------------    -----------------
     Pro forma                                 $ 3,495,385          $ 3,113,090

Basic Earnings per share:
     As reported                                    $ 1.01               $ 0.95
     Pro forma                                      $ 0.98               $ 0.91

Diluted Earnings per share:
    As reported                                     $ 1.01               $ 0.90
    Pro forma                                       $ 0.97               $ 0.86

Weighted Average Basic Shares                    3,573,012            3,421,717
Weighted Average Diluted Shares                  3,587,821            3,614,424

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

General

Prime rate averaged 4.17% for the first nine months of 2003, compared to 4.75% for the comparable period of 2002, a decrease of .58% between the comparable periods. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. Continued low interest rates and reduced economic activity will have an adverse effect on Corporate performance.

Total assets of the Corporation at September 30, 2003 of $463,909,000 have increased $53,680,000 or 13% as compared to September 30, 2002. Total loans of $337,095,000 have increased $55,606,000 or 20%, and total deposits plus FHLB long-term borrowings of $410,820,000 have increased $43,874,000 or 12%. Since year-end 2002 the Corporation’s assets have increased 13%, loans increased 9%, and deposits plus FHLB long-term borrowings increased 13%.

The Corporation’s loans-to-deposits plus FHLB borrowings ratio as of September 30, 2003 was 82%, as compared to 77% in 2002.

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

Net Income

Net income for the first nine months in 2003 of $3,616,000 was $370,000 more than the first nine months in 2002. This represented a return on average assets during this period of 1.11% and a return on average equity of 11.29%. The return on average assets during the first nine months of 2002 was 1.07%, and the return on average equity was 11.09%.

Net income for the three months ending September 30, 2003 of $1,418,000 was $314,000 more than the comparable period in 2002. The return on average assets during the third quarter of 2003 was 1.22%, and the return on average equity was 13.07%. The return on average assets during the third quarter of 2002 was 1.07%, and the return on average equity was 11.02%.

Earning assets averaged $414,303,000 during the nine months ended September 30, 2003, as compared to $378,018,000 for the comparable period in 2002. Earning assets averaged $443,186,000 during the third quarter of 2003 as compared to $386,954,000 during the third quarter of 2002.

Diluted earnings per average common share were $1.01 for the first nine months of 2003 as compared to $0.90 for the first nine months of 2002. For the third quarter of 2003, diluted earnings per average common share were $0.40 as compared to $0.31 for the third quarter of 2002.

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

Net interest income during the first nine months of 2003 was $16,374,000 or $1,146,000 more than the comparable period in 2002. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $9,347,000 more than during the first nine months of 2002. The average prime lending rate averaged 4.17% during the first nine months of 2003 as compared to an average of 4.75% for the first nine months of 2002.

Due to the Corporation’s asset-sensitive position, decreasing interest rates result in a decrease in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.39% during the first nine months of 2003 as compared to 5.44% in 2002. The decrease in net interest margin is estimated to have resulted in a decrease in interest income of $827,000 during the first nine months of 2003 as compared to the same period in 2002. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $1,973,000 resulting in a net increase in interest income of $1,146,000.

During the third quarter of 2003 the Corporation’s net interest margin averaged 5.34%, an improvement over the third quarter of 2002, of 5.22%. As a result of both the improved margin and increased volume, the Corporation’s net interest margin increased $812,000 as compared to the prior year period.

Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated and is in accordance with SFAS 5, SFAS 114 and staff accounting bulletin 102. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of September 30, 2003 was 1.83%, as compared to 2.10% for the period ending September 30, 2002. The Corporation’s ratios for both periods is considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of September 30, 2003 it had $5,267,000 in allocated allowance and $897,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net losses of $863,000 during the first nine months of 2003 as compared to net losses of $393,000 during the comparable period in 2002.

The following table provides information on past-due and nonaccrual loans:

                                                            September 30,
                                                    2003                    2002
                                                --------                 -------
Loans Past-due 90 Days or More                $   49,000              $    4,000
Nonaccrual Loans                                 665,000               1,119,000
                                                 -------               ---------
Total                                         $  714,000              $1,123,000
                                               =========               =========

As of September 30, 2003 and 2002, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2003 remains uncollected. Interest foregone on nonaccrual loans was approximately $150,000 and $428,000, as of September 30, 2003 and 2002 respectively.

The Allowance for Loan and Lease Loss Reserve Methodology requires that certain loans be reviewed under the directives of the Federal Financial Institutions Examination Council’s (FFIEC) policy statement dated July 6, 2001 and FASB 114, to determine whether or not the loan is impaired and necessitates a Specific Reserve. By Bank policy all loans and leases that are classified Substandard (Risk Rating 6) or Doubtful (Risk Rating 7) are reviewed to determine if they are impaired. An impaired loan defined by FASB 114, is one which “based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. All amounts due according to the contractual terms means “that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement”.

When a loan is determined to be impaired, the extent of impairment is based on the expected future cash flows discounted at the loan’s effective interest rate. However, as a practical expedient, FASB 114 permits a creditor to measure impairment based on the fair value of the collateral. It is this latter form of measurement that the Bank has elected to use, as personal or real property assets collateralize a large percentage of the Bank’s loans.

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

Noninterest Income

Noninterest income during the first nine months of 2003 was $6,016,000 greater than during the comparable period of 2002, primarily related to the activities of the Corporation’s mortgage subsidiary which accounted for $5,692,000 of this increase. The increase in their income is in part a reflection of the low interest rates during the current year and the corresponding strong market in mortgages and refinancing, as well as to the service level and reputation of BWC Mortgage Services.

The other categories of noninterest income increased from the prior year, reflecting the Corporation’s growth.

There were losses on securities available-for-sale of $12,000 during the first nine months of 2003 as compared to losses of $24,000 during the comparable 2002 period.

Third quarter results reflect the same circumstances as discussed above, with noninterest income of $2,378,000 greater than during the comparable period of 2002. Of this, $2,268,000 came from BWC Mortgage Services.

Noninterest Expense

Noninterest expense during the first nine months of 2003 was $5,858,000 greater than during the comparable period in 2002, primarily related to the growth and increased activity of the Corporation’s mortgage subsidiary which accounted for $4,549,000.

Salaries and related benefits were $1,514,000 greater during the first nine months of 2003 as compared to 2002. Of this increase, BWC Mortgage Services accounted for $768,000. This is again related to the significant growth and increase in activity in this market segment. The Bank’s staff averaged 125 full-time equivalent (FTE) persons during the first nine months of 2003 as compared to 118 during 2002 and is reflective of the Bank’s growth and increase in business development efforts.

Occupancy expense increased $248,000 over the comparable period in 2002. Of this increase, BWC Mortgage Services accounted for $72,000 and the Bank for $176,000. The Bank acquired full occupancy of its headquarters building in Walnut Creek, January 1, 2003, prior to which approximately 3,212 square feet had been sub-leased to Fidelity Investments. The Bank also acquired additional space for support operations at 1700 Broadway. Increased space, remodeling improvements as well as general operating and CPI-based increases, account for the increase in this expense category over the prior year.

Total furniture and equipment expenses decreased a modest $22,000 as compared to the 2002 period, related primarily to a reduction in maintenance and repair expenses between the respective periods.

Other expenses reflect a decrease of $43,000 between the respective periods, however, the 2002 expense includes a check fraud loss of approximately $200,000. During 2003 the Corporation experienced increased legal fees of approximately $130,000 over the prior year, related primarily to defending the Corporation’s interest in bankruptcy cases. The balance of the increases was related to the Corporation’s growth and expanded activities.

During the third quarter of 2003 the Corporation’s noninterest expense increased $2,278,000 over the comparable quarter of 2002, of which BWC Mortgage Services accounted for $1,798,000. The balance of $480,000 is related to the same reasons that were applicable for the nine months results.

Other Real Estate Owned

As of September 30, 2003 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 2003 and 2002. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of September 30, 2003, December 31, 2002, and September 30, 2002.

Risk-based capital ratios:                   Capital Ratios
                                                                      Minimum
                    September 30,   December 31, September 30,     Regulatory
                            2003           2002          2002    Requirements
                            ----           ----          ----    ------------
   Tier 1 capital          11.02%         11.45%        11.52%        4.00%
   Total capital           12.27%         12.70%        12.78%        8.00%
   Leverage ratio           9.34%         10.04%         9.65%        4.00%

The Company’s total shareholders’ equity increased to $44.02 million at September 30, 2003 from $42 million at December 31, 2002. The increase was the result of net income earned during the nine months ended September 30, 2003. At September 30, 2003, shareholders’ equity was 9.49 percent of total assets, compared to 10.26 percent at December 31, 2002.

The market value of available-for-sale securities was greater than book value at both September 30, 2003 and December 31, 2002, primarily as a result of low market interest rates, which resulted in unrealized gains in the investment portfolio. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease. Because changes in the market value of available-for-sale securities are a component of other comprehensive income within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. The Company performs a quarterly simulation analysis of changes in the market value of the investment portfolio given a 200-basis-point change in interest rates. The latest analysis indicated a decrease in market value of approximately $1.5 million net of federal income tax. This decrease, however, would be more than offset through the increased earnings of the Corporation which, according the this test, result in a net increase in equity of $0.7 million and the Company would continue to be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

Liquidity

The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance-sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or the Corporation may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The liquidity position is continually monitored and reported on monthly to the Management Committee and Board of Directors.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2003. Core deposits, the most significant source of funding, comprised approximately 78% of funding during the first nine months of 2003 and 2002.

Cash, investment securities, and other temporary investments represent 25% of total assets at September 30, 2003 and 30% of total assets at September 30, 2002.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Company’s Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2003 contributed $3,694,000 to liquidity compared to $2,206,000 for the nine months ended September 30, 2002. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $41,735,000 for the nine months ended September 30, 2003 compared to $5,926,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, non-interest demand deposits and Money Market savings accounts provided the majority of the deposit growth. Borrowing activities also provide a source of funding and, in the period ending September 30, 2003, borrowed funds contributed $33,847,000 as compared to $20,551,000 for the period ending September 30, 2002. Other important sources of liquidity are investments in federal funds, other short-term investments and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $23,942,000 for the nine months ended September 30, 2003 compared to $21,760,000 for the nine months ended September 30, 2002.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. The Corporation has available from correspondent banks, Federal Fund lines of credit totaling $15,000,000. In addition, the Corporation has approximately $6,000,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries.

During the past two years, the primary source of funding for the holding company has been receipts from dividends, stock options exercised, and returns of investment from its subsidiaries. During the first nine months of 2003 there was $90,000 raised from the exercise of stock options. During the first nine months of 2002 the exercise of stock options generated cash to the Corporation of $370,000. Based on the current level of options outstanding, future cash-flows from this source are expected to diminish. The subsidiaries of the Corporation declared dividends to the holding company in the first nine months of 2003, and 2002 of $2,260,000, and $500,000 respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first nine months of 2003, and 2002 of $3,744,000, and $3,377,000 respectively. As of January 1, 2003, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $15,447,000, versus $15,967,000 at January 1, 2002. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows, may not represent cash immediately available to the holding company.

Quantitative and Qualitative Disclosures about Market Risk

Movement in interest rates can create fluctuations in the Corporation’s income and economic value due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest-rate-risk which are actively measured and managed include: re-pricing risk and the risk of non-parallel shifts in the yield curve. Interest-rate risk exposure is actively managed with the goal of minimizing the impact of interest-rate volatility on current earnings and on the market value of equity.

In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to re-pricing or maturity characteristics. Therefore, the Corporation uses a variety of measurement tools to monitor and control the overall interest-rate-risk exposure of the on-balance-sheet positions. For each measurement tool, the level of interest-rate risk created by the assets and liabilities is a function primarily of their contractual interest-rate re-pricing dates and contractual maturity (including principal amortization) dates.

The Corporation’s interest-rate risk as of September 30, 2003 was consistent with the interest-rate exposure presented in the Corporation’s 2002 annual report and was within the Corporation’s risk policy range.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                            $ 26,167          $ -          $ -          $ -          $ -     $ 26,167
Investment securities                        8,311        4,568       15,743       42,234          148       71,004
Construction & Real Estate Loans           139,980        6,960        1,154        9,380       19,938      177,412
Commercial Loans                            91,718        1,700        3,088        2,425          197       99,128
Consumer Loans                              45,955           18           43           46            -       46,062
Leases                                       1,831        1,785        3,209        7,668            -       14,493
BWC Mortgage Loans Held-for-Sale             5,737            -            -            -            -        5,737
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 319,699     $ 15,031     $ 23,237     $ 61,753     $ 20,283    $ 440,003
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                       84,521       84,521            -            -            -      169,042
Time deposits <$100,000                      7,642        5,923        8,460        2,283            -       24,308
Time deposits >$100,000                      9,421        5,330        5,966        1,587            -       22,304
Federal Home Loan Bank Borrowings            $ 184        $ 186        $ 378      $ 9,064     $ 18,320     $ 28,132
BWC Mortgage Services Borrowings             5,715            -            -            -            -        5,715
Federal Funds Purchased                          -            -            -            -            -            -
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 107,483     $ 95,960     $ 14,804     $ 12,934     $ 18,320    $ 249,501
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 212,216    $ (80,929)     $ 8,433     $ 48,819      $ 1,963    $ 190,502
Cumulative rate-sensitive gap            $ 212,216    $ 131,287    $ 139,720    $ 188,539    $ 190,502
                                      =================================================================

Cumulative rate-sensitive ratio               2.97         1.65         1.64         1.82         1.76

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

(b)     Changes in Internal Controls: In the quarter ended September 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

A $0.06 per share cash dividend was declared by the Board of Directors to Share Holders of Record as of September 10, 2003.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

          The following exhibits are attached hereto and filed herewith:

Exhibit
	Number	Description of Exhibit

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Exeutive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

The registrant furnished a report on form 8-K dated October 28, 2003 which contains a press release announcing financial results for the quarter and year-to-date ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

November 10, 2003                                   James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

November 10, 2003                                    Leland E. Wines
______________________                    ________________________________
          Date                                       Leland E. Wines
                                                EVP/CFO and Corp. Secretary

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

Date:   November 10, 2003

James L. Ryan
Chairman and CEO

Exhibit 31.1

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

Date:   November 10, 2003

Leland E. Wines
EVP/CFO and Corp. Secretary

Exhibit 31.2

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the ”Corporation”) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: November 10, 2003

JAMES L. RYAN
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the ”Corporation”) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ”Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: November 10, 2003

LELAND E. WINES
EVP/CFO and Corp. Secretary