Form 10-K
period 2003-12-31
BWC FINANCIAL CORP
filed 2004-03-30
CIK 353650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003,

Commission File Number 0-10658

BWC FINANCIAL CORP.
Incorporated pursuant to the Laws of California

Internal Revenue Service - Employer Identification No. 94-2621001

1400 Civic Drive, Walnut Creek, California   94596
(925) 932-5353

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).[ ] Yes [X] No

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003: $41,322,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003.

          Title of Class:      Common Stock, no par value           Shares Outstanding:     3,909,132

Documents Incorporated by Reference*	Incorporated Into:
Definitive Proxy Statement for the 2004	Part III
Annual Meeting of Shareholders to be
filed by April 9, 2004.

* Only selected portions of the document specified are incorporated by reference into this report, as more particularly described herein.

PART I

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar impact, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Corporation operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Corporation’s business, economic, political and global changes. The Corporation disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Bank offers its depositors a wide selection of deposit instruments including money market accounts, NOW accounts, and time certificates of deposit. The Bank also offers an auto deposit pick-up service to its professional and business clients. Automatic teller machines are available at most of its bank locations, 24 hours a day, and are part of the EDS, Cirrus and Star networks with ATM access at locations throughout the developed World. The Bank offers its clients 24-hour telephone access to their accounts and 24-hour internet banking access with bill payment services. The Bank provides its clients with imaged statements and checks which it delivers to its clients by either postal service, fax or email.

The Bank operates an SBA (Small Business Administration) lending department, and also operates a leasing division. Both of these areas of the Bank add to the Corporation’s range of services to its clients.

The Corporation also operates, through its subsidiary, BWC Real Estate, a joint venture brokerage service called “BWC Mortgage Services”. This brokerage division not only provides long-term mortgage placement services for the Bank’s construction loan clients but for non-clients seeking long-term mortgage financing. The long-term financing is placed through the most competitive mortgage investors available in the market. In 2003 BWC Mortgage Services added mortgage banking to its services.

The Bank is not at this time authorized to conduct trust business and has no present intention to apply to regulatory authorities to do so. Although the Bank does not directly offer international banking services, the Bank does make such services available to its customers through other financial institutions with which the Bank has correspondent banking relations.

Availability of Financial Information

The Corporation files its financial reports with the Securities and Exchange Commission (SEC), which include the 10-K, 10-Q, 8-K, Form 4 and Form 5. The public may access these reports at the SEC website, www.sec.gov. The Bank also maintains a web site with certain Corporate financial information (annual and quarterly summary reports), located at www.bowc.com. There is also a direct link from this web site to the SEC location containing all SEC Corporate filings. This link is in “Investor Information - BWC Financial Corp” followed by “Official Filings of the Corporation”. Reports may be printed or downloaded at no charge from the SEC website.

Service Area

The primary service area of the Bank and its branches is Contra Costa, Alameda and Santa Clara Counties with limited lending activity also in Solano County. Walnut Creek, California, is the site of the Corporation’s main office, and the Bank also operates offices in the cities of Orinda, Danville, San Ramon, Pleasanton, Livermore and San Jose, California.

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

The Bank is in direct competition with all of these financial institutions. Management believes the Bank competes successfully with these institutions because of sound management techniques and the flexibility to adjust to changing economic situations. The dedication of founders, directors, and Bank personnel has been instrumental in the Bank’s ability to compete. The Bank is dedicated to providing personal attention to the financial needs of businesses, professionals, and individuals in its service area.

Employees

At December 31, 2003, the Bank employed 118 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary, BWC Real Estate. There are 20 employees and approximately 50 agents working for the joint venture, BWC Mortgage Services.

Effect of Governmental Policies and Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities which effect short term rates such as the Fed Funds rate, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Bank of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, the California legislature and before various bank regulatory and other professional agencies. See “Financial Services Modernization Legislation,” and “Sarbanes-Oxley Act of 2002.”

Supervision and Regulation

The Bank is extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Corporation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Corporation is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

The Corporation is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Corporation would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Corporation and another bank holding company.

The Corporation is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Corporation may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board may require that the Corporation terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Corporation must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

The Corporation is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (SEC).

The Bank

The Bank is chartered under the laws of the State of California and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the California Department of Financial Institutions (DFI) and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the bank’s charter.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Corporation’s earnings, depending on the amount of the increase.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on the Corporation’s condition since it would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is one of the most far-reaching U.S. securities legislation enacted. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, (the “Exchange Act”). The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

  the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

  expansion of the power of the audit committee, including the requirements that the audit committee: (i) have direct control of the outside auditor; (ii) be able to hire and replace the auditor; and (iii) approve all non-audit services performed by the outside auditors;

  auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients and pre-approval by the audit committee of non-audit related services;

  certification of financial statements and internal controls over financial reporting by the chief executive officer and the chief financial officer;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

  a prohibition on insider trading during pension plan black-out periods;

  increased protection for whistleblowers and informants;

  disclosure of off-balance sheet transactions;

  expedited filing requirements for ownership reports by officers and directors;

  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  "real time" filing of periodic reports; and

  various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002, and provisions which will become effective within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. The Corporation has implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of financial statements. A significant portion of the remaining items in the new legislation became effective during 2003. The Corporation is currently evaluating what impacts the new legislation and its implementing regulations will have upon its operations, including a likely increase in certain outside professional costs.

Financial Services Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

The Corporation currently meets all the requirements for financial holding company status. However, the Corporation does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the Financial Services Modernization Act which require such status. Unless and until it elects such status, the Corporation will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the Financial Services Modernization Act.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Financial Services Modernization Act (CRA) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

In addition, the Bank is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Corporation elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. The Corporation does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

The Corporation and the Bank do not believe that the Financial Services Modernization Act has had thus far, or will have in the near term, a material adverse effect on their operations. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Corporation and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Corporation and the Bank.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Transactions between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.

Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Corporation is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

  to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

  to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes: o a loan or extension of credit to an affiliate;

  a purchase of, or an investment in, securities issued by an affiliate;

  a purchase of assets from an affiliate, with some exceptions;

  the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

  the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:
  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance.” At its last examination by the FDIC, the Bank received a CRA rating of “Satisfactory.”

Accounting Changes

From time to time the Financial Accounting Standards Board (“FASB”) issues pronouncements which govern the accounting treatment for the Corporation’s financial statements. For a description of the recent pronouncements applicable to the Corporation see the Notes to the Financial Statements included in Item 8 of this Report.

ITEM 2. PROPERTIES

The principal office of the Bank is located at 1400 Civic Drive, in the financial district of downtown Walnut Creek. The Bank opened for business on December 12, 1980 and its premises are located in a modern building of which the Bank has leased approximately 15,130 square feet.

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

On April 15, 1994 a branch office was opened at 249 Main Street, Pleasanton, California, serving the Pleasanton area. The premises are located in a single building containing 3,880 square feet of office space.

On November 9, 1998 a branch office was opened in Livermore, California, serving the Livermore area. It is located at 211 South J Street and the premises are in a single, modern building containing 2,100 square feet of office space.

On March 20, 2001 a branch office was opened in San Jose, California, serving the San Jose area. The premises are located in a modern office building of which the Bank has leased approximately 2,386 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor the Bank is party to any material pending legal proceedings, other than proceedings arising in the ordinary course of the Bank’s business. None of these are expected to have a material adverse impact on the financial position or results of operations of the Corporation or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

The Corporation’s Common Stock trades on the Nasdaq National Market under the symbol “BWCF.”

The following table summarizes those trades of the Corporation’s Common Stock on NASDAQ, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 2002. The closing price on December 31, 2003 was $23.86 compared to the close one year earlier of $15.75. At December 31, 2003, BWC Financial Corp. had 343 shareholders of record plus approximately 506 street-named shareholders. At December 31, 2002, BWC Financial Corp. had 354 shareholders of record plus approximately 486 street-named shareholders.

The shareholders of BWC Financial Corp. will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. There are no preferred shares outstanding at this time. It is anticipated that cash dividends will be declared on a quarterly basis in the future.

                            2003                                                       2002
----------------------------    ----------------------------    ---------------------    -------------------------
1st Quarter                     2nd Quarter                     1st Quarter              2nd Quarter

$14.91 - $18.01                 $15.76 - $18.01                 $16.87 - $18.70          $16.27 - $18.30
----------------------------    ----------------------------    ---------------------    -------------------------
3rd Quarter                     4th Quarter                     3rd Quarter              4th Quarter

$17.28 - $18.96                 $17.63 - $23.86                 $16.09 - $18.44          $14.86 - $18.64
----------------------------    ----------------------------    ---------------------    -------------------------
Stock prices have been adjusted for dividends and splits.

Transfer Agent

American Stock Transfer and Trust Company (AST), serves as the Corporation’s transfer agent. Shareholder inquiries regarding holdings of BWC Financial Corp. can be directed to:

American Stock Transfer And Trust Company
59 Maiden Lane
New York, NY 10038
Tel: 1-800-937-5449
or online at: www.amstock.com

Securities authorized for issuance under equity compensation plans.

The Board of Directors of the Bank adopted the 1990 Incentive Stock Option Plan (the “1990 Plan”) which was approved by shareholders in May 1990, and the Board of Directors of the Bank adopted the 2000 Stock Option Plan (the “2000 Plan”) which was approved by shareholders in May 2000. The 1990 Plan terminated on April 17, 2000, although options granted under the 1990 Plan remain outstanding. More information regarding activity occurring in the Bank’s equity compensation plan is contained in the Corporation’s 2004 Proxy Statement. The table below summarizes the Corporation’s Equity Compensation Information.

----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plan Information                                                     Number of securities
                                                                                         remaining available for
                                             Number of securities    Weighted-average    future issuance under
                                             to be issued upon       exercise price      equity compensation plans
                                             exercise of             of outstanding      (excluding securities
Plan category                                outstanding options     options             reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                                       (a)                   (b)                     (c )
Equity compensation plans approved
     by security holders                             132,656               $15.75                  453,714
Equity compensation plans not
     approved by security holders                     none
----------------------------------------------------------------------------------------------------------------------
Total                                                132,656               $15.75                  453,714
----------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for the five years ended December 31, 2003. The summary is followed by management's discussion and analysis of the significant changes in income and expense presented therein. This information should be read in conjunction with the consolidated financial statements and notes related thereto appearing elsewhere in this report.

(In thousands except share data)

Summary of Earnings                                        2003            2002           2001            2000           1999
                                                ------------------------------------------------------------------------------
Interest Income                                        $ 26,312        $ 25,416       $ 30,879        $ 32,138       $ 24,784
Interest Expense                                          4,252           5,003          8,591           9,139          6,625
                                                ------------------------------------------------------------------------------
     Net Interest Income                                 22,060          20,413         22,288          22,999         18,159
Provision for Credit Losses                               1,500           1,200          1,600           1,150            600
                                                ------------------------------------------------------------------------------
Net Interest Income after Provision
     for Credit Losses                                   20,560          19,213         20,688          21,849         17,559
Noninterest Income                                       17,377          11,692          9,054           5,885          6,102
Noninterest Expense                                      29,128          22,745         20,386          17,295         15,469
Minority Interest                                         1,172             970            695             327            350
                                                ------------------------------------------------------------------------------
Income before Income Taxes                                7,637           7,190          8,661          10,112          7,842
Provision for Income Taxes                                2,838           2,602          3,197           3,677          3,046
                                                ------------------------------------------------------------------------------
     Net Income                                         $ 4,799         $ 4,588        $ 5,464         $ 6,435        $ 4,796
                                                ==============================================================================
Per Share:(1)
Net Income - basic                                       $ 1.22          $ 1.21         $ 1.45          $ 1.68         $ 1.28
Net Income - diluted                                     $ 1.22          $ 1.15         $ 1.32          $ 1.51         $ 1.10
Weighted ave .shares for Basic E.P.S.                 3,923,429       3,802,039      3,776,417       3,828,637      3,754,649
Weighted ave. shares for Diluted E.P.S.               3,942,338       3,975,206      4,144,614       4,265,480      4,356,551
Book value at period end                                $ 11.47         $ 10.55        $ 10.22          $ 9.02         $ 7.69
Tangible book value at period end                        $11.37          $10.57          $9.23           $8.02          $6.76
Ending Shares                                         3,909,132       3,981,461      3,741,894       3,794,481      3,825,380
Cash Dividends per Common Share                          $ 0.12             $ -            $ -             $ -            $ -
Dividend Payout Ratio                                     9.86%           0.00%          0.00%           0.00%          0.00%

Summary Balance Sheets at December 31
Cash and Due from Banks                                $ 17,959        $ 20,993       $ 15,016        $ 20,684       $ 12,593
Federal Funds Sold                                        3,470           2,000          6,000           3,268              -
Other Short-term Investments                                 71              36             33             520             25
Investment Securities                                    86,655          71,105         86,709          67,945         65,456
Loans, Net                                              330,427         303,583        276,064         247,281        209,493
BWC Mortgage Services Loans-Held-for Sale                 5,142               -              -               -              -
Other Assets                                             13,432          11,749         11,235          10,815          9,164
                                                ------------------------------------------------------------------------------
     Total Assets                                     $ 457,156       $ 409,466      $ 395,057       $ 350,513      $ 296,731
                                                ==============================================================================

Noninterest-bearing Deposits                          $ 123,496        $ 99,175       $ 87,172        $ 88,143       $ 76,958
Interest-bearing Deposits                               246,669         241,778        253,297         221,493        181,711
Federal Funds Purchased                                       -               -              -               -          5,350
Other Borrowed Funds                                     38,423          23,622         12,955           2,424            550
Other Liabilities                                         3,745           2,892          3,381           4,242          2,733
Shareholders' Equity                                     44,823          41,999         38,252          34,211         29,429
                                                ------------------------------------------------------------------------------
     Total Liabilities and
     Shareholders' Equity                             $ 457,156       $ 409,466      $ 395,057       $ 350,513      $ 296,731
                                                ==============================================================================

Financial Ratios:
Return on Average Assets                                  1.09%           1.13%          1.45%           1.97%          1.70%
Return on Average Equity                                 11.14%          11.59%         14.97%          20.45%         17.93%
Average Shareholders' Equity to Average Assets            9.76%           9.78%          9.70%           9.64%          9.49%
Net interest margin (taxable equivalent)                  5.34%           5.43%          6.36%           7.61%          6.97%
Net loan losses to average loans                          0.20%           0.22%          0.46%           0.25%          0.03%
ALLL as % of total loans                                  1.89%           2.08%          2.01%           2.14%          2.24%
Efficiency ratio (Bank)                                  66.30%          66.37%         60.08%          55.14%         59.14%
(1) All share and per-share amounts give effect to the 10% stock dividend in December 2003, July 2002, June 2001, and August 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp., Bank of Walnut Creek and BWC Real Estate, include, but are not limited to, those related to the economic environment, particularly in the areas in which the Corporation and the Bank operate, competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

General
2003

This past year has been a stable interest-rate environment, although at an historical low 4% prime the entire year. Our Corporation has relatively few long-term fixed-rate assets to support net interest margins in a falling or low interest rate environment. In last year's report we stated that if interest rates remain at the current historic lows during 2003, and the economy does not respond with material growth, it would prove to be a year of challenge for earnings growth. Although this was the environment throughout 2003, the Corporation was able to not only maintain earnings but improve upon them due to asset growth and the expanding activities of our BWC Mortgage Services subsidiary. Barring any significant setbacks to economic recovery, we are optimistic that 2004 will continue to reflect the improving economic and employment picture begun this past year.

During 2003 BWC Financial Corp. experienced a growth of 12% in total assets from the prior year. Gross loans increased 9% as did deposits, and net income was up approximately 5% from the prior year.

The Corporation's mortgage brokerage joint venture, BWC Mortgage Services, had an outstanding year. This was in large part due to the low interest rates and also to the correspondingly strong refinance market that existed during most of the year. They processed approximately one billion dollars of loans during 2003, increasing the Corporation's earnings approximately $1.2 million pre-tax. BWC Mortgage Services also added mortgage banking services during 2003. This division has established lines of credit with third party providers for the purpose of funding sold loans to reduce the time it takes to close mortgages for borrowers. The loans-held-for-sale are generally on the books for less than a month and carry virtually no credit risk to the Corporation. For this reason these loans are reported as a separate line item below the loans and reserves of the Corporation and are evaluated separately in determining the allowance for credit losses. Interest income and fees associated with these loans are included in the "Loans, including Fees" section of the Corporation's income statement.

The following table shows key financial ratios for the Corporation for the years indicated:
                                                       For the Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                      2003                     2002                         2001
                                           ----------------------------------------------------------------------
Return on average assets                             1.09%                    1.13%                        1.45%
Return on average shareholders' equity              11.14%                   11.59%                       14.97%
Cash dividend payout ratio                           9.84%                        -                            -
Average shareholders' equity as % of:
  Average total assets                               9.76%                    9.78%                        9.70%
  Average total deposits                            11.80%                   11.41%                       11.03%

Results of Operations

Net Income

Net income in 2003 was $4,799,000, which reflects a return on average assets of 1.09% and a return on average equity of 11.14%. The Corporation’s average earning assets increased $32,988,000, or 8%, during 2003 as compared to 2002.

Net income in 2002 was $4,588,000, which reflects a return on average assets of 1.13% and a return on average equity of 11.59%. The Corporation’s average earning assets increased $26,216,000, or 7%, during 2002 as compared to 2001.

During 2001, the Corporation’s net income was $5,464,000, which represented a return on average assets of 1.45% and a return on average equity of 14.97%.

Net Interest Margin

Net interest margin is the ratio of net interest income divided by average earning assets.

The Corporation’s net interest margin for 2003 averaged 5.30%, which represents a .13% decrease from the margin earned during 2002. During 2003 the prime rate averaged 4.13%, or 0.55% less than during 2002. The Corporation’s aggressive control of cost of funds helped support our net interest margin in the face of declining rates.

The Corporation’s net interest margin for 2002 averaged 5.43%, which represents a .93% decrease from the margin earned during 2001. During 2002 the prime rate averaged 4.68%, or 1.68% less than during 2001.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:

The following is an analysis of net interest earnings for the years ended December 31.

EARNING ASSETS                                                2003                                          2002                                       2001
                                           --------------------------------------------  ----------------------------------------   ----------------------------------------
In thousands                                                   Interest          Rates                       Interest      Rates                        Interest      Rates
                                                  Average       Income/        Earned/          Average       Income/    Earned/          Average        Income/    Earned/
                                                  Balance       Expense         Paid(1)         Balance       Expense     Paid(1)         Balance        Expense     Paid(1)
                                           --------------------------------------------  ----------------------------------------   ----------------------------------------

Federal Funds Sold                               $ 13,258         $ 143          1.08%         $ 13,153         $ 219      1.67%         $ 14,139          $ 527      3.73%
Other Short-Term Investments                           83             1          0.96               181             4      1.49             3,081             90      2.93
Investment Securities:
  U.S. Treasury Securities                            257             7          2.87             4,295           122      2.84             3,686            134      3.64
  Securities of U.S.
     Government Agencies                           23,897           794          3.32            35,549         1,487      4.18            29,827          1,605      5.38
  Obligations of States &
     Political Subdivisions(2)                     29,766         1,186          4.79            35,807         1,639      5.22            31,001          1,696      6.20
  Corporate Securities                             17,100           664          3.88            11,518           493      4.28             5,265            296      5.61
Loans (3) (4) (5)                                 329,017        22,920          6.97           279,888        21,452      7.67           267,177         26,531      9.93
BWC Mortgage Services
     Loans-Held-for-Sale                            6,956           597          8.58                 -             -          -                -              -          -
                                           -----------------------------                 -----------------------------              -----------------------------

TOTAL EARNING ASSETS                            $ 420,334      $ 26,312          6.32%        $ 380,391      $ 25,416      6.74%        $ 354,176       $ 30,879      8.78%
                                                          ==============                                ==============                            ===============

NONEARNING ASSETS                                  20,995                                        24,358                                    22,127
                                           ---------------                               ---------------                            --------------

TOTAL                                           $ 441,329                                     $ 404,749                                 $ 376,303
                                           ===============                               ===============                            ==============

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY (Continued):
                                                              2003                                          2002                                       2001
                                           --------------------------------------------  ----------------------------------------   ----------------------------------------
                                                               Interest          Rates                       Interest      Rates                        Interest      Rates
                                                  Average       Income/        Earned/          Average       Income/    Earned/          Average        Income/    Earned/
                                                  Balance       Expense         Paid(1)         Balance       Expense     Paid(1)         Balance        Expense     Paid(1)
                                           --------------------------------------------  ----------------------------------------   ----------------------------------------
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                      $ 52,716         $ 102          0.19%         $ 45,258         $ 140      0.31%         $ 40,449          $ 312      0.77%
   Money Market Accounts                          155,228         1,672          1.08           150,978         2,364      1.57           136,023          4,505      3.31
   Time Deposits                                   47,900           852          1.78            55,998         1,559      2.78            65,529          3,385      5.17
                                           -----------------------------                 -----------------------------              -----------------------------
TOTAL                                             255,844         2,626          1.03           252,234         4,063      1.61           242,001          8,202      3.39

  Federal Funds Purchased                              37             1          1.40               112             2      1.51               343             16      4.66
  FHLB Borrowings                                  25,940         1,278          4.93            16,861           938      5.56             6,538            373      5.71
  BWC Mortgage Services Borrowings                  6,749           347          5.14                 -             -          -                -              -          -
                                           --------------------------------------------  ----------------------------------------   ----------------------------------------

TOTAL INTEREST-BEARING
    DEPOSITS AND BORROWINGS                     $ 288,570       $ 4,252          1.47%        $ 269,207       $ 5,003      1.86%        $ 248,882        $ 8,591      3.45%

NONINTEREST-BEARING DEPOSITS                      107,390             -                          93,495             -                      88,663              -

OTHER LIABILITIES                                   2,287             -                           2,476             -                       2,270              -

SHAREHOLDERS' EQUITY                               43,082             -                          39,571             -                      36,488              -
                                           -----------------------------                 -----------------------------              -----------------------------

TOTAL                                           $ 441,329                                     $ 404,749                                 $ 376,303
                                           ===============                               ===============                            ==============

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                                   $ 22,060          5.30%                       $ 20,413      5.43%                        $ 22,288      6.36%
                                                          =============================                 =========================                 ==========================

  Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.

  Amounts calculated on a fully tax-equivalent basis where appropriate (2003 and 2002 Federal Statutory Rate was 34%).

  Nonaccrual loans of $687,000 and $426,000 as of December 31, 2003 and 2002 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

  Average loans are net of average deferred loan origination fees of $1,678,000 and $1,479,000 in 2003 and 2002, respectively.

  Loan interest income includes loan origination fees of $2,780,000 and $1,938,000 in 2003 and 2002, respectively.

Change in Interest and Expense
Due to Volume Change and Rate Change

The following table provides pertinent information about interest income and expense between the years 2003 and 2002, and between the years 2002 and 2001. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES

In thousands                                                 2003 over 2002                          2002 over 2001
                                               --------------------------------------   -------------------------------------
                                                     Volume        Rate        Total         Volume         Rate       Total
                                               --------------------------------------   -------------------------------------
Increases (Decreases) in Interest Income
Federal Funds Sold                                      $ 1       $ (78)       $ (77)         $ (27)      $ (281)     $ (308)
Other Short-Term Investments                             (2)         (1)          (3)           (64)         (23)        (87)
Investment Securities:
  U.S. Treasury Securities                             (116)          1         (115)            20          (32)        (12)
  Securities of U.S. Government Agencies               (438)       (255)        (693)           274         (392)       (118)
  Obligations of State and
    Political Subdivisions                             (307)       (145)        (452)           252         (309)        (57)
  Corporate Debt Securities                             228         (57)         171            309         (112)        197
Loans                                                 3,445      (1,977)       1,468            247       (5,325)     (5,078)
BWC Mortgage Services Loans-Held-for-Sale               597           -          597              -            -           -
                                               --------------------------------------   -------------------------------------
    Total Increase (Decrease)                       $ 3,408    $ (2,512)       $ 896        $ 1,011     $ (6,474)   $ (5,463)

Increase (Decrease) in Interest Expense
Deposits:
  Savings and NOW Accounts                             $ 20       $ (58)       $ (38)          $ 26       $ (199)     $ (173)
  Money Market Accounts                                  61        (753)        (692)           365       (2,505)     (2,140)
  Time Deposits                                        (183)       (524)        (707)          (378)      (1,447)     (1,825)
Federal Funds Purchased                                  (1)          -           (1)            (7)          (7)        (14)
FHLB Borrowings                                         476        (136)         340            579          (15)        564
BWC Mortgage Services Borrowings                        347           -          347              -            -           -
                                               --------------------------------------   -------------------------------------
    Total Increase (Decrease)                         $ 720    $ (1,471)      $ (751)         $ 585     $ (4,173)   $ (3,588)
Increase (Decrease) on
                                               --------------------------------------   -------------------------------------
   Net Interest Income                              $ 2,688    $ (1,041)     $ 1,647          $ 426     $ (2,301)   $ (1,875)
                                               ======================================   =====================================

Net Interest Income

Interest income represents interest earned by the Corporation on its portfolio of loans and investment securities. Interest expense represents interest paid to the Bank’s depositors, to the FHLB for borrowings under the secured lines the Bank has with them, and for temporary borrowing of Fed Funds on an occasional overnight basis. It also includes borrowings under lines of credit to BWC Mortgage Services. Net interest income is the difference between interest income on earning assets, and interest expense on deposits and other borrowed funds. The volume of loans and deposits and interest-rate fluctuations resulting from various economic conditions may significantly affect net interest income.

Total interest income in 2003 increased $896,000 as compared to 2002. This was related in total to the growth in earning assets during the current year. Analysis of the influences of growth and rates shows that interest income was increased by approximately 3.4 million dollars, due to growth, and reduced by approximately $2.5 million, due to lower rates.

Total interest expense in 2003 decreased $751,000 from 2002. This was related in total to the drop in interest rates. Analysis of the influence of growth and rates shows that interest expense was decreased by approximately $1.5 million, due to decreased rates, and increased by approximately $0.7 million, due to growth.

Based on the above factors affecting interest income and interest expense, net interest income increased $1,647,000 during 2003 as compared to 2002. Had the same average rates been in effect during 2003 as were experienced in 2002, the net interest income of the Corporation would have increased by approximately $2.6 million.

Total interest income in 2002 decreased $5,463,000 as compared to 2001. This was related in total to the drop in interest rates. Analysis of the influence rates had on interest income showed that interest income was approximately $6.5 million less in 2002 than would have been earned using the rates in effect during 2001.

Total interest expense in 2002 decreased $3,588,000 from 2001. This was also related in total to the drop in interest rates. Analysis of the influence rates had on interest expense showed that interest expense was approximately $4.2 million less in 2002 than would have been expensed using the rates in effect during 2001.

Based on the above factors affecting interest income and interest expense, net interest income decreased $1,875,000 during 2002 as compared to 2001. Had the same rates been in effect during 2002 as were experienced in 2001, the net interest income of the Corporation would have increased by approximately $0.4 million.

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

The Corporation employs a variety of modeling tools to monitor interest-rate risks. One of the earlier and more basic models is GAP reporting. The net difference between the amount of assets and liabilities within a cumulative calendar period is typically referred to as the “rate sensitivity position.”

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of December 31, 2003 estimated that a 2% interest-rate shock (decrease) could lower pretax earnings by $2,652,000, which was 12.02% of 2003 net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest-rate-sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate-sensitivity position of the Corporation as of December 31, 2003. In a rising interest rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest rate risk to the future earnings prospects of the Corporation.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                             $ 3,541          $ -          $ -          $ -          $ -      $ 3,541
Investment securities                        4,521        7,085       14,343       59,094        1,612       86,655
Construction & Real Estate Loans           127,990        8,909        1,131       10,032       23,432      171,494
Commercial Loans                            96,871        1,321        2,890        2,306          313      103,701
Installment Loans                           47,203           30           34           66            -       47,333
Leases                                       1,862        1,786        3,212        7,731            -       14,591
BWC Mortgage Loans Held-for-Sale             5,142            -            -            -            -        5,142
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 287,130     $ 19,131     $ 21,610     $ 79,229     $ 25,357    $ 432,457
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                     $ 76,094     $ 76,094          $ -          $ -          $ -    $ 152,188
Time deposits <$100,000                      7,889        7,993        5,355        1,988            -       23,225
Time deposits >$100,000                      7,185        7,169        2,836        1,339            -       18,529
Federal Home Loan Bank Borrowings            1,211          214          436        9,161       22,330       33,352
BWC Mortgage Services Borrowings             5,071            -            -            -            -        5,071
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities              $ 97,450     $ 91,470      $ 8,627     $ 12,488     $ 22,330    $ 232,365
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 189,680    $ (72,339)    $ 12,983     $ 66,741      $ 3,027    $ 200,092
Cumulative rate-sensitive gap            $ 189,680    $ 117,341    $ 130,324    $ 197,065    $ 200,092
                                      =================================================================

Cumulative rate-sensitive ratio               2.95         1.62         1.66         1.94         1.86

INVESTMENT SECURITIES

An analysis of the investment security portfolio at December 31 follows:
In thousands                                                                        2003
                                                                                   Gross             Gross           Estimated
                                                              Amortized       Unrealized        Unrealized                Fair
Available-for-sale                                                 Cost            Gains            Losses               Value
                                                        -----------------------------------------------------------------------
U.S. Treasury Securities                                          $ 274              $ 1               $ -               $ 275
Securities of U.S. Government Agencies                           32,132              246                46              32,332
Taxable Securities of State and
   Political Subdivisions                                        16,477              244                74              16,647
Corporate Debt Securities                                        18,001              431                 2              18,430
                                                        -----------------------------------------------------------------------
     Total                                                       66,884              922               122              67,684
Held-to-maturity
Obligations of State and Political Subdivisions                  18,971              315                41              19,245
                                                        -----------------------------------------------------------------------
     Total Investment Securities                               $ 85,855          $ 1,237             $ 163            $ 86,929
                                                        =======================================================================

In thousands                                                                        2002
                                                                                   Gross             Gross           Estimated
                                                              Amortized       Unrealized        Unrealized                Fair
Available-for-sale                                                 Cost            Gains            Losses               Value
                                                        -----------------------------------------------------------------------
Securities of U.S. Government Agencies                         $ 26,664            $ 475               $ 4            $ 27,135
Taxable Securities of State and
   Political Subdivisions                                        15,158              546                 -              15,704
Corporate Debt Securities                                        17,095              356                 -              17,451
                                                        -----------------------------------------------------------------------
     Total                                                       58,917            1,377                 4              60,290
Held-to-maturity
Obligations of State and Political Subdivisions                  10,815              455                 -              11,270
                                                        -----------------------------------------------------------------------
     Total Investment Securities                               $ 69,732          $ 1,832               $ 4            $ 71,560
                                                        =======================================================================

                                                                                    2001
In thousands                                                                       Gross             Gross           Estimated
                                                              Amortized       Unrealized        Unrealized                Fair
Available-for-sale                                                 Cost            Gains            Losses               Value
                                                        -----------------------------------------------------------------------
U.S. Treasury Securities                                        $ 9,160              $ 5               $ 6             $ 9,159
Securities of U.S. Government Agencies                           40,102              553                31              40,624
Taxable Securities of State and
   Political Subdivisions                                        19,815              524                 3              20,336
Corporate Debt Securities                                         6,477              106                17               6,566
                                                        -----------------------------------------------------------------------
     Total                                                       75,554            1,188                57              76,685
Held-to-maturity
Obligations of State and Political Subdivisions                  10,025              313                 -              10,338
                                                        -----------------------------------------------------------------------
     Total Investment Securities                               $ 85,579          $ 1,501              $ 57            $ 87,023
                                                        =======================================================================

In 2003, 2002, and 2001, the Corporation received proceeds from sale of available-for-sale investment securities of
$488,000, $32,037,000 and $29,819,000 respectively, and gains included in other noninterest income totaled $(12,000),
$84,000 and $55,000 respectively.

INVESTMENT SECURITIES (Cont.)

The maturities of the investment security portfolio at December 31, 2003 follow:
                                                                                               Held-to-maturity
                                                                        -------------------------------------------------------
                                                                                                                Effective
                                                                               Amortized    Estimated Fair      Weighted-
                                                                                    Cost             Value    Average Yield
                                                                        -------------------------------------------------------
Within one year                                                                  $ 4,234           $ 4,307               4.86%
After one yrar through five years                                                 13,125            13,292               3.64%
Over five years through 10 years                                                   1,612             1,646               4.85%
                                                                        -------------------------------------------------------
     Total                                                                      $ 18,971          $ 19,245               4.03%
                                                                        =======================================================

                                                                                              Available-for-Sale
                                                                        -------------------------------------------------------
                                                                                                                Effective
                                                                               Amortized    Estimated Fair      Weighted-
                                                                                    Cost             Value    Average Yield
                                                                        -------------------------------------------------------
Within one year                                                                 $ 21,715          $ 21,715               3.21%
After one year through five years                                                 45,169            45,969               3.46%
                                                                        -------------------------------------------------------
     Total                                                                      $ 66,884          $ 67,684               3.44%
                                                                        =======================================================

At December 31, 2003, 2002 and 2001, securities with a book value of $17,110,000, $14,321,000, and $11,118,000 respectively, were pledged to secure public deposits.  Market value of these same securities on those dates were $17,110,000 and
$14,744,000 and $11,443,000, respectively.

Maturity Distribution and Interest-Rate Sensitivity of Loans

The following table shows the maturity distribution and interest-rate sensitivity of loans of the Corporation on December 31, 2003.
In thousands
                                                                           Loans With a Maturity of
                                                         ----------------------------------------------------------
                                                              One Year         One to    After Five
                                                               or Less     Five Years         Years          Total
                                                         ----------------------------------------------------------
Construction and Real Estate Loans                            $ 99,438          $ 860      $ -         $ 100,298 -
Commercial Real Estate                                             440          8,213        62,543         71,196
Commercial                                                      41,570         17,521        44,610        103,701
Installment                                                      1,647          5,764        39,922         47,333
Leases                                                             931         13,660             -         14,591
                                                         ----------------------------------------------------------

     TOTAL                                                   $ 144,026       $ 46,018     $ 147,075      $ 337,119
                                                         ==========================================================

Loans with Fixed Interest Rates                                $ 1,876       $ 17,037      $ 14,990       $ 33,903
Loans with Floating Interest Rates                             142,150        289,981       132,088        303,216
                                                         ----------------------------------------------------------

     TOTAL                                                   $ 144,026      $ 307,018     $ 147,078      $ 337,119
                                                         ==========================================================

Outstanding loans by type were:                                                       December 31,
In thousands                                                      2003           2002          2001           2000          1999
---------------------------------------------------------------------------------------------------------------------------------
Real Estate Construction                                     $ 100,298       $ 82,261      $ 91,673       $ 72,638      $ 78,158
Commercial Real Estate                                          71,196         72,332        47,028         29,436        24,285
Commercial                                                     103,701         89,505        81,878         94,592        70,409
Installment                                                     47,333         51,857        47,732         43,220        34,127
Leases                                                          14,591         13,605        13,156         12,437         6,980
                                                         ------------------------------------------------------------------------
     Total                                                     337,119        309,560       281,467        252,323       213,959
Less: Allowance for Credit Losses                               (6,692)        (5,977)       (5,403)        (5,042)       (4,466)
                                                         ------------------------------------------------------------------------
     Net Loans                                               $ 330,427      $ 303,583     $ 276,064      $ 247,281     $ 209,493
                                                         ========================================================================

Deposits

While the Corporation is competitive with major institutions in terms of its structure of interest rates on deposit products offered, Management was not overly aggressive during 2003 in terms of pricing to attract additional deposits, a decision which reflects the Bank’s strong liquidity position throughout the year.

As discussed in the Income Statement Analysis, most of the Bank’s deposit rates have fallen in concert with the general decline in rates. A comparison of the rates paid on the Bank’s deposit products at December 31, 2003, 2002 and 2001 is as follows:

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
In thousands
                                                                               For the Year Ended December 31,
                                           -----------------------------------------------------------------------------------------------------------------------
                                                      2003                                   2002                                   2001
                                           -----------------------------------------------------------------------------------------------------------------------
                                                   Average                                Average                                Average
Interest-bearing Deposits:                         Balance      Interest     Rates        Balance       Interest     Rates       Balance       Interest    Rates
                                           -----------------------------------------------------------------------------------------------------------------------
Savings and NOW Accounts                          $ 52,716         $ 102      0.19%      $ 45,258          $ 140      0.31%     $ 40,449          $ 312     0.77%
Money Market Accounts                              155,228         1,672      1.08        150,978          2,364      1.57       136,023          4,505      3.31
Time Deposits                                       47,900           852      1.78         55,998          1,559      2.78        65,529          3,385      5.17
                                           -----------------------------------------------------------------------------------------------------------------------
    Total Interest-bearing Deposits              $ 255,844       $ 2,626      1.03%     $ 252,234        $ 4,063      1.61%    $ 242,001        $ 8,202     2.55%
                                           -----------------------------------------------------------------------------------------------------------------------

Noninterest-bearing Demand                         107,390             -          -        93,495              -         -        88,663                        -
                                           -----------------------------------------------------------------------------------------------------------------------
     Total Deposits                              $ 363,234       $ 2,626      1.03%     $ 345,729        $ 4,063     1.61%     $ 330,664
                                           =======================================================================================================================

The following table shows the ending balances for the various classifications of deposits for the periods indicated.
In thousands                                                                         As of December 31,
                                           ----------------------------------------------------------------------------------------------
                                                      2003                                   2002                                   2001
                                           ----------------------------------------------------------------------------------------------
Noninterest-bearing Demand                       $ 123,496                               $ 99,175                               $ 87,172
Savings and NOW Accounts                            52,727                                 50,066                                 44,543
Money Market Accounts                              152,188                                141,553                                143,317
Time Deposits                                       41,754                                 50,159                                 65,437
                                           ----------------                         --------------                         --------------
    Total Deposits                               $ 370,165                              $ 340,953                              $ 340,469

Time Deposit Maturity Schedule:
In Thousands                                             3           3-6         12           1-5
                                                    Months        Months     Months         Years          Total
                                           ----------------------------------------------------------------------
Time deposits <$100,000                            $ 7,889       $ 7,993    $ 5,355       $ 1,988       $ 23,225
Time deposits >$100,000                              7,185         7,169      2,836         1,339         18,529
                                           ----------------------------------------------------------------------
     Total Time Deposits                          $ 15,074      $ 15,162    $ 8,191       $ 3,327       $ 41,754

Other Borrowings

The Bank utilizes its ability to borrow from the Federal Home Loan Bank to support its fixed-rate commercial real estate loan program. Qualifying real estate loans are pledged with the FHLB to secure borrowings for the purpose of protecting an interest rate spread on offsetting fixed-rate commercial real estate loans granted by the Bank with similar amounts and terms. The loans are amortized over a ten-year period and carry interest rates ranging from 2.89% to 6.8%. The cash flow receivable to the Bank, on the underlying loans granted by the Bank to its clients, is designed to meet the cash flow payments due from the Bank on its borrowings from the FHLB. Although the Bank has unused borrowing capacity under this line, management intends to only draw on this line as a funding source for fixed-rate commercial real estate loans the Bank grants to its clients. This borrowing is of a long-term installment nature and, as a result, will not fluctuate materially during the year.

BWC Mortgage Services has established lines of credit with Flagstar Bank, in the amount of $15,000,000 and with First Collateral Services in the amount of $5,000,000. Borrowings under these lines of credit is undertaken to fund pre-sold mortgages pending receipt of funds from the purchasing institution. The duration of the loans funded with these borrowings is approximately two weeks and they are considered to be of extremely low risk, therefore the subsidiary has not established a reserve against these loans.

OTHER BORROWED FUNDS:

The following table shows daily average balances for the various classifications of borrowed funds for the periods indicated.
                                                                   2003                                    2002                                   2001
                                           -----------------------------------------------------------------------------------------------------------------------
In thousands                                                               Weighted                               Weighted                               Weighted
                                                                            Average                                Average                                Average
                                                                Interest      Rates                     Interest     Rates                     Interest     Rates
                                                   Average       Income/     Earned/      Average        Income/    Earned/      Average        Income/    Earned/
Other Borrowed Funds:                              Balance       Expense      Paid        Balance        Expense     Paid        Balance        Expense     Paid
                                           -----------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased                               $ 37           $ 1      1.40%         $ 112            $ 2     1.51%         $ 343           $ 16     4.66%
FHLB Borrowings                                     25,940         1,278      4.93%        16,861            938     5.56%         6,538            373     5.71%
BWC Mortgage Services Borrowings                     6,749           347      5.14%             -              -         -             -              -         -
                                           -----------------------------------------------------------------------------------------------------------------------
     Total Other Borrowings                       $ 32,726       $ 1,626      4.97%      $ 16,973          $ 940     5.54%       $ 6,881          $ 389     5.65%
                                           =======================================================================================================================

                                                   Maximum        End of                  Maximum         End of                 Maximum         End of
(In thousands)                                   Month End     Year Amt.                Month End      Year Amt.               Month End      Year Amt.
                                           ------------------------------           -----------------------------          -----------------------------
Federal Funds Purchased                              $ 500           $ -                      $ -            $ -                 $ 8,193            $ -
FHLB Borrowings                                   $ 33,352      $ 33,352                 $ 23,622       $ 23,622                $ 12,955       $ 12,955
BWC Mortgage Services Borrowings                  $ 22,041       $ 5,071                      $ -            $ -                     $ -            $ -

The following table shows the ending balances for the various classifications of borrowed funds for the periods indicated.

In thousands                                                                         AS of December 31,
                                           ----------------------------------------------------------------------------------------------
                                                      2003                                   2002                                   2001
                                           ----------------------------------------------------------------------------------------------
Federal Home Loan Bank Borrowings                 $ 33,352                               $ 23,622                               $ 12,955
BWC Mortgage Services Borrowings                     5,071                                     --                                      -
                                           ----------------------------------------------------------------------------------------------
     Total Borrowed Funds                         $ 38,423                               $ 23,622                               $ 12,955

Repricing within:                                        3           3-6         12           1-5         Over 5
In thousands                                        Months        Months     Months         Years          Years    Totals
---------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank Borrowings                    1,211           214        436         9,161         22,330    33,352
BWC Mortgage Services Borrowings                     5,071             -          -             -              -     5,071

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2003, the Corporation's significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                      Payments Due In
                                                        ---------------------------------------------------------
                                                                             One to       Three to          Over
                                                   Note      One Year         Three           Five          Five
(In rhousands)                                Reference       or Less         Years          Years         Years          Total
--------------------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity                    -     $ 328,411           $ -            $ -           $ -      $ 328,411
Time Deposits                                         -        38,427         3,327              -             -         41,754
Operating Leases                                     10         1,549         2,546          2,087         5,579         11,761
Federal Home Loan Bank Borrowings                     1         1,861         6,538          2,623        22,330         33,352
BWC Mortgage Services Borrowings                      1         5,071             -              -             -          5,071

A schedule of significant commitments at December 31, 2003 follows:
(In thousands)
----------------------------------------------------------------------
Commitments to extend credit:
  Unused real estate construction commitments                $ 54,314
  Unused commercial loan commitments                           57,650
  Revolving home equity and credit card lines                  70,943
  Standby letters of credit                                     1,985
                                                        --------------
Total                                                       $ 184,892

Further discussion of these commitments is included in Note 10 to the consolidated financial statements. In addition, the Corporation has commitments and obligations under its Defined Contribution Plan as described in Note 11 to the consolidated financial statements.

Provision for Credit Losses

An allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The ratio of the allowance for credit losses to total loans as of December 31, 2003 was 1.99%, as compared to 1.93% for the period ending December 31, 2002. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of December 31, 2003 the Corporation had $6,270,000 in allocated reserves and $422,000 in unallocated reserves. As of December 31, 2002 the Corporation had $4,485,000 in allocated reserves and $1,492,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable due to the growth of the Bank’s loan portfolio and the new credit products that have been introduced. The Bank has a Leasing Division, a Small Business Administration lending program and a Commercial Real Estate lending program and has a high concentration of credit in single family Construction Real Estate lending. The uncertainties associated with these products, coupled with the Bank’s traditionally strong construction concentration are considered in determining the allowance.

The Corporation had net charge-offs of $785,000 during 2003 as compared to net charge-offs of $626,000 during the comparable period in 2002.

ALLOWANCE FOR CREDIT LOSSES

Allocation of allowance for credit losses is based upon estimates of probable credit losses and is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  The allowance is increased by provisions charged to expense and reduced by net charge-offs.  Management continually evaluates the economic climate and other conditions to determine the adequacy of the allowance.  Ultimate losses may vary from current estimates.

                              -----------------------------------------------------------------------------------------------
                                              2003                           2002                            2001
                              -----------------------------------------------------------------------------------------------
In thousands                       Allocation      Loans as a     Allocation      Loans as a      Allocation      Loans as a
                                 of Allowance      Percent of   of Allowance      Percent of    of Allowance      Percent of
Type of Loan                          Balance     Total Loans        Balance     Total Loans         Balance     Total Loans
                              -----------------------------------------------------------------------------------------------

Commercial                            $ 3,831          30.76%        $ 2,813          28.91%         $ 3,722          29.09%
Real Estate Construction                  591           29.75            420           26.57             412           32.57
Commercial Real Estate                    153           21.12            142           23.37              81           16.71
Installment                               745           14.04            439           16.75             389           16.96
Leases                                    949            4.33            670            4.40             612            4.67
Unallocated                               423           -              1,493           -                 187           -
                              -----------------------------------------------------------------------------------------------
     TOTAL                            $ 6,692         100.00%        $ 5,977         100.00%         $ 5,403         100.00%
                              ===============================================================================================

                              ---------------------------------------------------------------
                                              2000                           1999
                              ---------------------------------------------------------------
                                   Allocation      Loans as a     Allocation      Loans as a
                                 of Allowance      Percent of   of Allowance      Percent of
Type of Loan                          Balance     Total Loans        Balance     Total Loans
                              ---------------------------------------------------------------

Commercial                            $ 2,831      37.49%            $ 2,078     36.17%
Real Estate Construction                1,098      28.78               1,134     36.53

Installment                               376      17.13                 291     15.95
Leases                                    434       4.93                    -         -
Real Estate Mortgages                      75      11.67                  61     11.35
Unallocated                               228          -                 902         -
                              ---------------------------------------------------------------
     TOTAL                            $ 5,042     100.00%            $ 4,466    100.00%
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

ALLOWANCE FOR CREDIT LOSSES (Cont.)
In thousands                                                                     For the Year Ended December 31,
                                                                 2003            2002            2001           2000              1999
                                                      ---------------------------------------------------------------------------------
Total loans outstanding at end of period, before
     deducting allowance for credit losses                  $ 337,119       $ 309,560       $ 281,467      $ 252,323         $ 213,959
                                                      =================================================================================

Average total loans outstanding during period               $ 329,017       $ 279,890       $ 267,177      $ 231,991         $ 190,755
                                                      =================================================================================

Analysis of the allowance for credit losses:

Beginning Balance                                             $ 5,977         $ 5,403         $ 5,042        $ 4,466           $ 3,919
                                                      ---------------------------------------------------------------------------------

Charge-offs:
     Commercial                                                   780             545           1,009            502               126
     Leases                                                       281             270             382            125                 -
     Installment                                                   50              23              75             34                27
                                                      ---------------------------------------------------------------------------------
          Total Charge-Offs                                     1,111             838           1,466            661               153

Recoveries:
     Commercial                                                   245              82             138             72                 -
     Leases                                                        78             119              79              8                96
     Installment                                                    3              11              10              7                 4
                                                      ---------------------------------------------------------------------------------
          Total Recoveries                                        326             212             227             87               100

                                                                  785             626           1,239            574                53
                                                      ---------------------------------------------------------------------------------
          Net Charge-Offs (Recoveries)
                                                                1,500           1,200           1,600          1,150               600
                                                      ---------------------------------------------------------------------------------
Provisions charged to expense
Ending Balance                                                $ 6,692         $ 5,977         $ 5,403        $ 5,042           $ 4,466
                                                      =================================================================================

Ratio of net charge-offs (recoveries)
     to average total loans                                     0.24%           0.22%           0.46%          0.25%             0.03%
                                                      =================================================================================
Ratio of allowance for credit losses
     to total loans at end of period
                                                                1.98%           1.93%           1.92%          2.00%             2.09%
                                                      =================================================================================

The following table provides further information on past-due and nonaccrual loans.

                                                                 2003            2002            2001           2000              1999
                                                      ---------------------------------------------------------------------------------
Loans past due 90 days or more, still accruing interest          $ 89           $ 328           $ 257           $ 26               $ 5
Nonaccrual Loans                                                  687             426             846          2,041                38
                                                      ---------------------------------------------------------------------------------
     Total                                                       $776            $754          $1,103         $2,067               $43
                                                      =================================================================================

Allowance for Credit Losses

The Allowance for Loan and Lease Loss Reserve Methodology requires that certain loans be reviewed under the directives of the Federal Financial Institutions Examination Council’s (FFIEC) policy statement dated July 6, 2001and SFAS 114, to determine whether or not the loan is impaired and necessitates a Specific Reserve. By Bank policy all loans and leases that are classified Substandard (Risk Rating 6) or Doubtful (Risk Rating 7) are reviewed to determine if they are impaired. An impaired loan defined by SFAS 114 is one in which, “based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. All amounts due according to the contractual terms means “that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement”.

When a loan is determined to be impaired, the extent of impairment is based on the expected future cash flows discounted at the loan’s effective interest rate. However, as a practical expedient, SFAS 114 permits a creditor to measure impairment based on the fair value of the collateral. It is this latter form of measurement that the Bank has elected to use, as personal or real property assets collateralize a large percentage of the Bank’s loans.

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

  The determination of the cost to sell or liquidate the collateral.

  The qualifications, expertise and independence of the appraiser.

For purposes of the Bank’s Credit Policy regarding this section of the ALLL methodology, the following practices and definitions apply.

  An appraisal will be considered “current” for the initial assessment of a loan under SFAS 114, if it is less than six months old. In subsequent annual assessments, the appraisal may not be older than twelve months. Where we are assessing accounts or notes receivable, we should order a receivables audit to assist in the initial assessment and refresh it every six months.

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

Noninterest Income
2003 vs. 2002

Total noninterest income in 2003 was $5,685,000 greater than earned in 2002. The noninterest income of the Corporation includes BWC Mortgage Services commissions and their other operating income. The noninterest income associated with BWC Mortgage Services accounted for most, or $5,490,000 of the increase. With continued low interest rates prevailing throughout 2003, mortgage financing and refinancing activities were at a high level.

For Bank of Walnut Creek, income from service charges increased $73,000 between the respective periods. Other noninterest income from various sources was up $218,000 from the prior year. The Bank had a loss on security transactions of $12,000 in 2003 as compared to a gain of $84,000 the prior year.

2002 vs. 2001

Total noninterest income in 2002 was $2,638,000 greater than earned in 2001. The noninterest income of the Corporation includes BWC Mortgage Services commissions and their other operating income. The noninterest income associated with BWC Mortgage Services accounted for $2,393,000 of the increase in noninterest income from 2001. With the low interest rates that prevailed in 2002, mortgage financing and refinancing activities were at very high levels.

For Bank of Walnut Creek, income from service charges increased $154,000 between the respective periods. Other noninterest income from various sources was up $62,000 from the prior year. Gains on security transactions were $84,000 in 2002 as compared to $55,000 the prior year.

Noninterest Expense
2003 vs. 2002

Total noninterest expense in 2003 increased $6,383,000 over that of 2002. The noninterest expense of the Corporation includes BWC Mortgage Services sales commissions and their other operating expenses. The growth and activities associated with BWC Mortgage Services accounted for an increase in noninterest expense of $5,346,000 in 2003 as compared to 2002.

Salaries and related benefits reflect an increase of $1,771,000 over that of 2002. Of this, approximately $931,000 originated from BWC Mortgage Services, and the remainder was from the Bank and related to salary and merit increases on existing staff plus material increases in medical insurance premiums. Full time equivalents (FTE) in the Bank averaged approximately 124 during 2003 and 120 during 2002.

Total occupancy expense increased $360,000 between the respective periods. Of this increase, BWC Mortgage Services accounted for $136,000 and the balance from the Bank of Walnut Creek. This reflects expansion of operations and increases in operating leases and costs of other office space based on terms contained in lease contracts.

Furniture and equipment expense remained about the same as the prior year.

Other operating expenses increased $886,000 over the comparable expenses in 2002 of which all but $23,000 was related to BWC Mortgage Services. Most categories of operating expenses experienced increases, reflecting the growth and expansion of the Corporation and its activities. The largest segment of increase in the Bank was in legal and professional fees which were up approximately $273,000 from the prior year. Reduction in other categories of other operating expenses reduced the effect of this increase. The Bank pursued litigation on a number of problem credits throughout the year. This area of expense is expected to reduce in the coming year.

2002 vs. 2001

Total noninterest expense in 2002 increased $2,359,000 over that of 2001. The noninterest expense of the Corporation includes BWC Mortgage Services sales commissions and their other operating expenses. The growth and activities associated with BWC Mortgage Services accounted for an increase in noninterest expense of $1,626,000 in 2002 as compared to 2001.

Salaries and related benefits reflect an increase of $476,000 over that of 2001. Of this, approximately $200,000 originated from BWC Mortgage Service;, and the remainder was from the Bank and related to salary and merit increases on existing staff, plus material increases in medical insurance premiums. Full time equivalents (FTE) in the Bank averaged approximately 120 during both 2002 and 2001.

Total occupancy expense increased $138,000 between the respective periods. This reflects increases in operating leases and costs of other office space based on terms contained in lease contracts.

Furniture and equipment expense decreased $106,000 from the previous year, which is partly a reflection of complete amortization of equipment which continues to be in use and a reduction in maintenance and repair expense on equipment.

Other operating expenses increased $225,000 over the comparable expenses in 2001. Most categories of operating expenses experienced increases, reflecting the growth and expansion of the Corporation and its activities. The largest segment of increase is in the Corporation’s technology investment. This includes the introduction of image statements and checks, the support of internet banking service including bill pay services and on-line check images, plus other information technology investments.

Capital Adequacy

The Federal Deposit Insurance Corporation (FDIC) has established risk-based capital guidelines requiring banks to maintain certain ratios of “qualifying capital” to “risk-weighted assets”. Under the guidelines, qualifying capital is classified into two Tiers, referred to as Tier 1 (core) and Tier 2 (supplementary) capital. Currently, the Bank’s Tier 1 capital consists of shareholders’ equity, while Tier 2 capital consists of the eligible allowance for credit losses. The Bank has no subordinated notes or debentures included in its capital. Risk-weighted assets are calculated by applying risk percentages specified by the FDIC to categories of both balance-sheet assets and off-balance-sheet assets.

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at December 31, for both 2003 and 2002.

The FDIC also has a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The Bank’s leverage ratio surpassed the regulatory minimum of 3% at December 31, for both 2003 and 2002.

See Note 15 of the Consolidated Financial Statements.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2003. Core deposits, the most significant source of funding, comprised approximately 75% and 77% of funding in 2003 and 2002 respectively.

Cash, investment securities, and other temporary investments represent 23% of total assets at both December 31, 2003 and 2002.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Consolidated Statement of Cash Flows, net cash from operating activities for the year ended December 31, 2003 contributed $4,059,000 to liquidity compared to $3,797,000 in 2002. The majority of the Corporation’s funding comes from customer deposits within its operating region. Customer deposits provided $29,212,000 for the year ended December 31, 2003 compared to $484,000 for 2002. For the year ended December 31, 2003, non-interest demand deposits and Money Market savings accounts provided the majority of the deposit growth. Borrowing activities also provide a source of funding and, in the period ending December 31, 2003, borrowed funds contributed $14,801,000 as compared to $10,667,000 for 2002. Other important sources of liquidity are investments in federal funds, other short-term investments and the Corporation’s securities portfolio. The Corporation maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $33,147,000 for the year ended December 31, 2003 compared to $66,930,000 for 2002.

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

At the holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns on investment from its subsidiaries.

The primary source of funding for the holding company has been the declaration of dividends from its subsidiaries. The subsidiaries of the Corporation declared dividends to the holding company in 2003, 2002, and 2001 of $2,260,000, $1,000,000, and $3,000,000, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during 2003, 2002, and 2001 of $4,885,000, $4,678,000, and $5,514,000, respectively. Another source of funding for the holding company has been receipts from stock options exercised.

During 2003, 2002, and 2001, stock options exercised generated cash to the Corporation of $89,000, $928,000, and $329,000, respectively. Based on the current level and term of options outstanding, future cash-flows from this source are expected to diminish. As of January 1, 2004, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,319,000, versus $15,447,000 at January 1, 2003. As discussed in Note 13 to the consolidated financial statements, the subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows in Note 14 may not represent cash immediately available to the holding company.

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in Note 4.

Lease financing receivables may include a residual value component and may contain some risk associated with the valuation of leased asset residuals. Most of the Corporation’s lease receivables carry a nominal residual of $1; however, on some, a 10% residual of the original purchase price is applied, which management estimates to represent a conservative amount. At the end of the lease term, the lessee may have the option to buy the equipment at the residual price, or return it. The resale value of equipment returned may exceed or be less than the amount of residual taken. The Corporation lease portfolio contains no automobile financings. As of December 31, 2003 the Corporation’s lease financing residual value was $371,000 against lease receivables of $14,591,000.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Certain information concerning market risk is contained in the notes to the financial statements which are included in Item 8 of this Report and in Management Discussion and Analysis of Financial Condition and Results of Operations which is included in Item 7 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                     Table of Contents

BWC FINANCIAL CORP. AND SUBSIDIARIES                                            Page Number

Consolidated Balance Sheets as of December 31, 2003 and 2002                             34

Consolidated Statements of Income for the years ended
December 31, 2003, 2002 and 2001                                                         35

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2003, 2002 and 2001                                             36

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001                                                         37

Notes to Consolidated Financial Statements                                            38-54

Report of Independent Public Accountants for the years
   ended December 31, 2003, 2002 and 2001                                                55

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                      December 31,   December 31,
Assets                                                                    2003           2002
                                                                 -----------------------------

Cash and Due From Banks                                               $ 17,959       $ 20,993
Federal Funds Sold                                                       3,470          2,000
Other Short-term Investments                                                71             36
                                                                 -----------------------------
                    Total Cash and Cash Equivalents                     21,500         23,029

Investment Securities:
     Available-for-Sale                                                 67,684         60,290
     Held-to-Maturity (approximate fair value of
        $19,245 in 2003 and $11,270 in 2002)                            18,971         10,815
Loans, Net of Allowance for Credit Losses of $6,692
     in 2003 and $5,977 in 2002                                        330,427        303,583
BWC Mortgage Services Loans-Held-for-Sale                                5,142             --
Premises and Equipment, Net                                              3,892          3,161
Interest Receivable and Other Assets                                     9,540          8,588
                                                                 -----------------------------
                    Total Assets                                     $ 457,156      $ 409,466
                                                                 =============================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 123,496       $ 99,175
                                                                 -----------------------------
      Interest-bearing:
          Money Market Accounts                                        152,188        141,553
          Savings and NOW Accounts                                      52,727         50,066
          Time Deposits:
               Under $100,000                                           23,225         26,087
               $100,000 or more                                         18,529         24,072
                                                                 -----------------------------
               Total Interest-bearing                                  246,669        241,778

                    Total Deposits                                     370,165        340,953

Federal Home Loan Bank Borrowings                                       33,352         23,622
BWC Mortgage Services Borrowings                                         5,071             --
Interest Payable and Other Liabilities                                   3,745          2,892
                                                                 -----------------------------

                    Total Liabilities                                  412,333        367,467
                                                                 -----------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                        --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,909,132 shares in 2003 and 3,619,510 in 2002                 39,019         32,575
Retained Earnings                                                        5,305          8,570
Accumulated other comprehensive income                                     499            854
                                                                 -----------------------------
                    Total Shareholders' Equity                          44,823         41,999
                                                                 -----------------------------
                    Total Liabilities and Shareholders' Equity       $ 457,156      $ 409,466
                                                                 =============================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
In thousands except per-share amounts
                                                                                     For the Year Ended December 31,
Interest Income                                                            2003             2002             2001
                                                              ----------------------------------------------------
     Loans, including Fees                                             $ 23,517         $ 21,452         $ 26,531
     Investment Securities:
          Taxable                                                         2,189            3,292            3,290
          Non-taxable                                                       463              449              441
     Federal Funds Sold                                                     142              219              527
     Other Short-term Investments                                             1                4               90
                                                              ----------------------------------------------------
                Total Interest Income                                    26,312           25,416           30,879

Interest Expense
       Deposits                                                           2,626            4,063            8,202
       Federal Funds Purchased                                                1                2               16
       FHLB Borrowings                                                    1,278              938              373
       BWC Mortgage Services Borrowings                                     347               --               --
                                                              ----------------------------------------------------
                 Total Interest Expense                                   4,252            5,003            8,591

Net Interest Income                                                      22,060           20,413           22,288
Provision for Credit Losses                                               1,500            1,200            1,600
                                                              ----------------------------------------------------
Net Interest Income After Provision For Credit Losses                    20,560           19,213           20,688

Noninterest Income
       BWC Mortgage Services - Commissions                               10,588            7,844            5,909
       BWC Mortgage Services - Fees & Other                               4,174            1,428              970
       Service Charges on Deposit Accounts                                1,015              942              788
       Other                                                              1,612            1,394            1,332
       Gain/(loss) on Security Transactions                                 (12)              84               55
                                                              ----------------------------------------------------
                Total Noninterest Income                                 17,377           11,692            9,054

Noninterest Expense
       Salaries and Related Benefits                                     11,195            9,424            8,948
       BWC Mortgage Services - Commissions                                8,728            5,479            4,084
       BWC Mortgage Services - Fees & Other                                 819              700              469
       Occupancy                                                          2,012            1,652            1,514
       Furniture and Equipment                                              769              771              877
       Other                                                              5,605            4,719            4,494
                                                              ----------------------------------------------------
                Total Noninterest Expense                                29,128           22,745           20,386
                                                              ----------------------------------------------------
BWC Mortgage Services - Minority Interest                                 1,172              970              695

Income Before Income Taxes                                                7,637            7,190            8,661
Provision for Income Taxes                                                2,838            2,602            3,197
                                                              ----------------------------------------------------
Net Income                                                              $ 4,799          $ 4,588          $ 5,464
                                                              ====================================================
Basic Earnings Per Share
Diluted Earnings Per Share                                                $1.22            $1.21            $1.45
                                                                          $1.22            $1.15            $1.32
                                                              ====================================================

Weighted Average Basic Shares                                         3,923,429        3,802,039        3,776,417
Weighted Average Diluted Share Equivalents Related to Options            18,909          173,168          368,197
Weighted Average Diluted Shares                                       3,942,338        3,975,206        4,144,614
                                                              ====================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2001, 2002, and 2003
In thousands except share amounts                                                    Accumulated
                                                                                           Other
                                                       Number    Common  Retained  Comprehensive            Comprehensive
                                                    of Shares     Stock  Earnings   Income/(Loss)     Total        Income
                                                  ------------------------------------------------------------------------
Balance, January 1, 2001                            2,850,850  $ 23,193  $ 10,975           $ 43   $ 34,211

Net Income as of December 31, 2001                         --        --     5,464             --      5,464         5,464
Other Comprehensive Income, net of tax
     liability of $402                                     --        --        --            658        658           658
                                                                                                            --------------
Comprehensive Income                                       --        --        --             --         --       $ 6,122
Stock options exercised                                91,918       329        --             --        329
Repurchase and retirement of shares by the
     Corporation                                     (132,002)   (2,704)       --             --     (2,704)
10% stock dividend including payment of
     fractional shares                                281,708     6,043    (6,048)            --         (5)
Tax benefit from the exercise of stock options             --       299        --             --        299
                                                  ----------------------------------------------------------
Balance, December 31, 2001                          3,092,474    27,160    10,391            701     38,252

Net Income as of December 31, 2002                         --        --     4,588             --      4,588         4,588
Other Comprehensive Income, net of tax
     liability of $519                                     --        --        --            153        153           153
                                                                                                            --------------
Comprehensive Income                                       --        --        --             --         --       $ 4,741
Stock options exercised                               335,721       928        --             --        928
Repurchase and retirement of shares by the
     Corporation                                     (117,723)   (2,396)       --             --     (2,396)
10% stock dividend including payment of
     fractional shares                                309,038     6,404    (6,409)            --         (5)
Tax benefit from the exercise of stock options             --       479        --             --        479
                                                  ----------------------------------------------------------
Balance, December 31, 2002                          3,619,510    32,575     8,570            854     41,999

Net Income as of December 31, 2003                         --        --     4,799             --      4,799         4,799
Other Comprehensive Income, net of tax
     benefit of $301                                       --        --        --           (355)      (355)         (355)
                                                                                                            --------------
Comprehensive Income                                       --        --        --             --         --       $ 4,444
Stock options exercised                                 6,140        89        --             --         89
Repurchase and retirement of shares by the
     Corporation                                      (71,700)   (1,292)       --             --     (1,292)
Cash Dividend Paid                                         --        --      (426)            --       (426)
10% stock dividend including payment of
     fractional shares                                355,182     7,633    (7,638)            --         (5)
Tax benefit from the exercise of stock options             --        14        --             --         14
                                                  ----------------------------------------------------------
Balance, December 31, 2003                          3,909,132   $39,019    $5,305           $499    $44,823
                                                  ==========================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
                                                                                   For the Year Ended December 31,
Operating Activities:                                                        2003           2002            2001
                                                                  -----------------------------------------------
Net Income                                                                $ 4,799        $ 4,588         $ 5,464
Adjustments to reconcile net income to
     net cash provided:
Amortization of loan fees                                                  (2,780)        (1,938)         (2,048)
Provision for credit losses                                                 1,500          1,200           1,600
Depreciation and amortization                                                 613            658             665
Loss/(Gain) on sale of securities available-for-sale                           12            (84)            (55)
Tax benefit from the exercise of stock options                                 14            479             299
(Increase)/decrease in interest receivable
     and other assets                                                        (952)          (617)            445
Increase/(decrease) in interest payable
     and other liabilities                                                    853           (489)           (861)
                                                                  -----------------------------------------------
     Net Cash Provided by Operating Activities                              4,059          3,797           5,509
                                                                  -----------------------------------------------

Investing Activities:
Proceeds from the maturities of investment securities                      32,659         34,893          16,037
Proceeds from the sales of available-for-sale
     investment securities                                                    488         32,037          29,819
Purchase of investment securities                                         (48,886)       (51,383)        (64,148)
Loans originated, net of collections                                      (25,563)       (26,782)        (28,335)
Increase in BWC Mtg. Loans Held-for-Sale                                   (5,142)             -               -
Purchase of bank premises and equipment                                    (1,523)          (260)         (1,289)
                                                                  -----------------------------------------------
     Net Cash Used by Investing Activities                                (47,967)       (11,495)        (47,916)
                                                                  -----------------------------------------------

Financing Activities:
Net increase in deposits                                                   29,212            484          30,833
Increase in Federal Home Loan Bank Borrowings                               9,730         10,667          10,531
Increase in BWC Mortgage Services borrowings                                5,071              -               -
Proceeds from issuance of common stock                                         89            928             329
Cash paid for the repurchase of common stock                               (1,292)        (2,396)         (2,704)
Cash Dividend Paid                                                           (426)             -               -
Cash paid in lieu of fractional shares                                         (5)            (5)             (5)
                                                                  -----------------------------------------------
     Net Cash Provided by Financing Activities                             42,379          9,678          38,984
                                                                  -----------------------------------------------

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents                           (1,529)         1,980          (3,423)
Cash and cash equivalents at beginning of year                             23,029         21,049          24,472
                                                                  -----------------------------------------------
     Cash and Cash Equivalents at end of year                            $ 21,500       $ 23,029        $ 21,049
                                                                  ===============================================
Additional Cash Flow Information:
Interest Paid                                                             $ 4,403        $ 5,667         $ 6,988
                                                                  ===============================================
Income Taxes Paid                                                         $ 2,716        $ 2,055         $ 2,285
                                                                  ===============================================

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BWC Financial Corp. (the “Corporation”) and its subsidiaries, Bank of Walnut Creek (the “Bank”), and BWC Real Estate, conform with generally accepted accounting principles and general practice within the banking industry. The following is a summary of the more significant accounting policies.

Nature of Operations
The Corporation operates in Northern California with four branches in Contra Costa County, two in northern Alameda County and one in Santa Clara County, in the city of San Jose. The Corporation’s primary source of revenue is providing loans to small and middle-market businesses, home construction lending, and home equity lines.

Basis of Presentation
The consolidated financial statements of the Corporation include the accounts of the Corporation, the Bank and BWC Real Estate. All significant inter-company balances and transactions have been eliminated in consolidation. BWC Real Estate, a wholly owned subsidiary of the Corporation, was formed in 1994 to enter into a joint venture arrangement with a real estate brokerage firm, creating a company called BWC Mortgage Services. As BWC Real Estate owns 51% of this joint venture, the Corporation has consolidated BWC Mortgage Services. The real estate brokerage firm’s interest in the joint venture is shown as minority interest in the consolidated financial statements.

Investment Securities
The Corporation classifies its investments in debt and equity securities as “held-to-maturity,” or “available-for-sale.” Investments classified as held-to-maturity are reported at amortized cost; investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of shareholders’ equity.

Amortization and accretion are included in interest income, while gains and losses on disposition are included in noninterest income and are determined using the specific identification method.

The Corporation’s policy of carrying investment securities as held-to-maturity is based upon its ability and management’s intent to hold such securities to maturity.

Loans
Loans are stated at the principal amount outstanding. Interest income is recognized using methods which approximate a level yield on principal amounts outstanding. The accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past-due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection. When a loan is placed on non-accrual status, any accrued but uncollected interest is reversed from current income. Loan origination fees are deferred and amortized as yield adjustments over the contractual lives of the underlying loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Sales and Servicing of SBA Loans
The Corporation originates loans to customers under a Small Business Administration (“SBA”) program that generally provides for SBA guarantees of 70% to 90% of each loan. The Corporation generally keeps both the guaranteed portion and the un-guaranteed portion in its own portfolio; however, it retains the option to sell the guaranteed portion to a third party. The Corporation may be required to refund a portion of the sales premium received if the borrower defaults or the loan prepays within 90 days of the settlement date. As a result, the Corporation recognizes no gain or loss on these loan sales until the 90-day period elapses.

To calculate the gain (loss) on sale, the Corporation’s investment in an SBA loan is allocated among the retained portion of the loan and the sold portion of the loan, based on the relative fair value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Allowance for Credit Losses
Allowance for Credit Losses is maintained at a level considered adequate to provide for probable losses that can be reasonably estimated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Management continually evaluates the economic climate, the performance of borrowers, and other conditions to determine the adequacy of the allowance.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. The Corporation’s management believes that the amount of allowance is reasonable, based on its evaluation of the Bank’s loan portfolio, the composition of credit products that have been introduced and overall credit quality. In the past few years, the Bank has opened a Leasing Division, a Small Business Administration lending program and a Commercial Real Estate lending program. The Bank has a high concentration of credit in single family Construction Real Estate lending. The uncertainties associated with the new products, coupled with the Bank’s traditionally strong construction concentration are considered in determining the allowance.

Premises and Equipment
Premises and Equipment consists of leasehold improvements, furniture and equipment and are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of furniture and equipment, primarily from five to fifteen years. Leasehold improvements are amortized over the terms of the leases or their estimated useful lives, whichever is shorter.

Federal Home Loan Bank Borrowings (FHLB) and Other Borrowings
The Corporation had collateralized lines of credit of $39,246,000 at December 31, 2003. Of this, $5,894,000 was comprised of the unused borrowing capacity the Bank had with the FHLB, due to the Bank’s excess collateral position.

Qualifying real estate loans are pledged with the FHLB to secure borrowings for the purpose of protecting an interest rate spread on offsetting fixed-rate commercial real estate loans granted by the Bank with similar amounts and terms. The loans are amortized over a ten-year period and carry interest rates ranging from 2.89% to 6.8%. The cash flow receivable to the Bank, on the underlying loans granted by the Bank to its clients, is designed to meet the cash flow payments due from the Bank on its borrowings from the FHLB. Although the Bank has unused borrowing capacity under this line, management intends to only draw on this line as a funding source for fixed-rate commercial real estate loans the Bank grants to its clients. This borrowing is of a long-term installment nature, and as a result, will not fluctuate materially during the year.

The table below provides further detail of the Bank’s FHLB borrowings:

BORROWING INFORMATION

In thousands                                                             2003           2002
---------------------------------------------------------------------------------------------
Bank - FHLB Borrowings:
Outstanding:
  Average outstanding loans during the period                        $ 25,940       $ 16,887
  Outstanding at year-end                                            $ 33,352       $ 23,622
Interest rates:
  Weighted average rate on loans during the period                      4.86%          4.12%
  Weighted average rate on loans outstanding at year-end                4.81%          5.11%

The Bank has Federal Funds lines of $15,000,000. These are available on an overnight basis and are on an “as available” basis and can be revoked by the grantor at any time. The Bank also has securities pledged for additional “overnight” borrowing needs with the Federal Reserve Bank of $1,000,000. These credit sources generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. As of December 31, 2003 and 2002, the Bank had no borrowings outstanding under these lines.

The table below provides further detail of BWC Mortgage Services borrowings:

In thousands                                                             2003           2002
---------------------------------------------------------------------------------------------
BWC Mortgage Services - Borrowings:
Outstanding:
  Average outstanding loans during the period                         $ 6,796            $ -
  Outstanding at year-end                                             $ 5,071            $ -
Interest rates:
  Weighted average rate on loans during the period                      5.92%              -
  Weighted average rate on loans outstanding at year-end                5.11%              -

BWC Mortgage Services has established lines of credit with Flagstar Bank, in the amount of $15,000,000 and with First Collateral Services in the amount of $5,000,000. Borrowings under these lines of credit is undertaken to fund pre-sold mortgages pending receipt of funds from the purchasing institution. The duration of the loans funded with these borrowings is approximately two weeks and they are considered to be of extremely low risk; therefore, the subsidiary has not established a reserve against these loans.

Income Taxes
The Corporation files consolidated income tax returns which include both the parent company and its subsidiaries. Deferred income taxes are recorded for all significant income and expense items recognized in different periods for financial reporting and income tax purposes under the liability method.

Earnings Per Share (EPS)
Basic EPS is calculated by dividing net income by the weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS is calculated by dividing net income by the weighted average shares outstanding during the period including the dilutive effect of stock options under the treasury stock method. Weighted average shares and per-share amounts presented for all periods reflect the 10% stock dividend paid in December 2003, July 2002 and June 2001.

Letters of Credit and Commitments to Extend Credit
Letters of credit and commitments to extend credit are extended based upon evaluations of customer credit worthiness. The amount of collateral obtained is based upon these evaluations. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and commitments to extend credit generally have fixed expiration dates or other termination clauses. Because many of the standby letters of credit and commitments to extend credit are expected to expire without being drawn upon, total guarantee and commitment amounts do not necessarily represent future cash requirements.

Significant Group Concentrations of Credit Risk
The Bank accepts deposits and grants credit primarily within its local service area - the counties of Contra Costa, Alameda and Santa Clara, California. The Bank has a diversified loan portfolio and grants consumer, commercial, and construction real estate loans, and is not dependent on any industry or group of customers. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real-estate related.

Statement of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Fed Funds sold and other short-term investments, with original maturities of three months or less.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held-for-sale, management obtains independent appraisals for significant properties.

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

Had the Corporation used the fair value method prescribed by SFAS 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Net Income:                                                2003                  2002                 2001
                                                ------------------    -----------------     -------------------
     As reported                                 $    4,799,000        $    4,588,000        $   5,464,000
     Compensation expense                               161,000               177,000              146,000
                                                ------------------    -----------------     -------------------
     Pro forma                                   $    4,638,000        $    4,411,000        $   5,318,000

Basic Earnings per share:
     As reported                                 $         1.22        $         1.21        $        1.45
     Pro forma                                   $         1.18        $         1.16        $        1.41

Diluted Earnings per share:
    As reported                                  $         1.22        $         1.15        $        1.32
    Pro forma                                    $         1.18        $         1.11        $        1.28

Weighted Average Basic Shares                         3,923,429             3,802,039            3,776,417
Weighted Average Diluted Shares                       3,942,336             3,975,206            4,144,614

Prior Year Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Most of the provisions of Interpretation No. 46 have been delayed until March 31, 2004. The Corporation expects to adopt the Interpretation in the first quarter of 2004 and the application of Interpretation No. 46 is not anticipated to have any impact on the Corporation’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Corporation’s statement of financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporatin’s statement of financial position or results of operations.

In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Corporation has adopted this statement as of December 31, 2003 and the result did not have an impact on the Corporation’s statement of financial position or results of operations.

NOTE 2: INVESTMENT SECURITIES
An analysis of the investment security portfolio at December 31 follows:
In thousands                                                                        2003
                                                                                   Gross             Gross         Estimated
                                                              Amortized       Unrealized        Unrealized              Fair
Available-for-sale                                                 Cost            Gains            Losses             Value
                                                        ---------------------------------------------------------------------
U.S. Treasury Securities                                          $ 274              $ 1               $ -             $ 275
Securities of U.S. Government Agencies                           32,132              246                46            32,332
Taxable Securities of State and
   Political Subdivisions                                        16,477              244                74            16,647
Corporate Debt Securities                                        18,001              431                 2            18,430
                                                        ---------------------------------------------------------------------
     Total                                                       66,884              922               122            67,684
Held-to-maturity
Obligations of State and Political Subdivisions                  18,971              315                41            19,245
                                                        ---------------------------------------------------------------------
     Total Investment Securities                               $ 85,855          $ 1,237             $ 163          $ 86,929
                                                        =====================================================================

In thousands                                                                        2002
                                                                                   Gross             Gross         Estimated
                                                              Amortized       Unrealized        Unrealized              Fair
Available-for-sale                                                 Cost            Gains            Losses             Value
                                                        ---------------------------------------------------------------------
Securities of U.S. Government Agencies                         $ 26,664            $ 475               $ 4          $ 27,135
Taxable Securities of State and
   Political Subdivisions                                        15,158              546                 -            15,704
Corporate Debt Securities                                        17,095              356                 -            17,451
                                                        ---------------------------------------------------------------------
     Total                                                       58,917            1,377                 4            60,290
Held-to-maturity
Obligations of State and Political Subdivisions                  10,815              455                 -            11,270
                                                        ---------------------------------------------------------------------
     Total Investment Securities                               $ 69,732          $ 1,832               $ 4          $ 71,560
                                                        =====================================================================

In 2003 and 2002, the Corporation received proceeds from sale of available-for-sale investment securities of
$488,000 and $32,037,000 respectively.  Gains/(losses) included in other noninterest income totaled
$12,000 in losses and no gains during 2003, $36,000 in losses and $120,000 in gains during 2002 and
$64,000 in losses and $119,000 in gains during 2001.

The maturities of the investment security portfolio at December 31, 2003 follow:
                                                                                            Held-to-maturity
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair     Effective
                                                                                    Cost             Value       Yield
                                                                        -----------------------------------------------------
Within one year                                                                  $ 4,234           $ 4,307             4.86%
After one year through five years                                                 13,125            13,292             3.64%
Over five years through ten years                                                  1,612             1,646             4.85%
                                                                        -----------------------------------------------------
     Total                                                                      $ 18,971          $ 19,245             4.03%
                                                                        =====================================================

                                                                                          Available-for-Sale
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair     Effective
                                                                                    Cost             Value       Yield
                                                                        -----------------------------------------------------
Within one year                                                                 $ 21,715          $ 21,715             3.21%
After one year through five years                                                 45,169            45,969             3.46%
Over five years through ten years                                                      -                 -             7.55%
                                                                        -----------------------------------------------------
     Total                                                                      $ 66,884          $ 67,684             3.44%
                                                                        =====================================================

At December 31, 2003 securities with a book value of $17,110,000 were pledged to secure public deposits.
Market value of these same securities on that date was $17,107,000.

SECURITY UNREALIZED LOSS POSITIONS

The following summarizes temporarily impaired investment securities at December 31, 2003

In thousands                                      Less than 12 months     12 months or more                Total
----------------------------------------------------------------------------------------------------------------
Description of Securities                       Fair Value Unrealized Fair Value Unrealized Fair Value Unrealized
                                                                 Loss                  Loss                  Loss
----------------------------------------------------------------------------------------------------------------
US Treasury Securities and Securities of U.S. Gove$n2,956Agencies$ -    $ 5,982       $ 46   $ 8,938       $ 46
----------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions         -          -      6,053         41     6,053         41
----------------------------------------------------------------------------------------------------------------
Taxable Obligations of State and Political Subdivisi1,015          2      3,864         72     4,879         74
----------------------------------------------------------------------------------------------------------------
Corporate debt securities                               -          -      1,035          2     1,035          2
----------------------------------------------------------------------------------------------------------------
     Total temporarily impaired securities        $ 3,971        $ 2   $ 16,934      $ 161    20,905        163
----------------------------------------------------------------------------------------------------------------

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses.  The Corporation has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At December 31, 2003, there are approximately 18 investment securities with unrealized losses.  The Corporation anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 3: LOANS

The majority of the Bank’s loans are to customers in Contra Costa, Alameda and Santa Clara Counties and surrounding areas. Depending upon the type of loan, the Bank generally obtains a secured interest in the general assets of the borrower and/or in any assets being financed.

Outstanding loans by type were:                                                             December 31,
In thousands                                                                         2003                  2002
----------------------------------------------------------------------------------------------------------------
Real Estate Construction                                                        $ 100,298              $ 82,261
Commercial Real Estate                                                             71,196                72,332
Commercial                                                                        103,701                89,505
Installment                                                                        47,333                51,857
Leases                                                                             14,591                13,605
                                                                      ------------------------------------------
     Total                                                                        337,119               309,560
Less: Allowance for Credit Losses                                                  (6,692)               (5,977)
                                                                      ------------------------------------------
     Net Loans                                                                  $ 330,427             $ 303,583
                                                                      ==========================================

The following table provides further information on past-due and nonaccrual loans.
                                                                                            December 31,
                                                                                     2003                  2002
                                                                      ------------------------------------------
Loans past due 90 days or more, still accruing interest                              $ 89                 $ 328
Nonaccrual Loans                                                                      687                   426
                                                                      ------------------------------------------
     Total                                                                          $ 776                 $ 754
                                                                      ==========================================

As of December 31, 2003 and 2002, the Corporation’s recorded investment in impaired loans was $687,000 and $868,000, respectively. As of December 31, 2003 and 2002, the Corporation had established a valuation allowance of $468,000 and $651,000, respectively, against impaired loans. The average recorded investment in impaired loans for 2003 and 2002 was $997,000 and $1,193,000, respectively.

As of December 31, 2003 and 2002, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income remains uncollected. Interest foregone on nonaccrual loans was approximately $168,000 in 2003, $82,000 in 2002, and $354,000 in 2001.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

In thousands                                                            For the Year Ended December 31,
                                                                  2003              2002               2001
                                                    --------------------------------------------------------
Total loans outstanding at end of period, before
     deducting allowance for credit losses                   $ 337,119         $ 309,560          $ 281,467
                                                    ========================================================

Average total loans outstanding during period                $ 329,017         $ 279,890          $ 267,177
                                                    ========================================================

Analysis of the allowance for credit losses:

Beginning Balance                                              $ 5,977           $ 5,403            $ 5,042
                                                    --------------------------------------------------------

Charge-offs:
     Commercial                                                    780               545              1,009
     Leases                                                        281               270                382
     Installment                                                    50                23                 75
                                                    --------------------------------------------------------
          Total Charge-Offs                                      1,111               838              1,466

Recoveries:
     Commercial                                                    245                82                138
     Leases                                                         78               119                 79
     Installment                                                     3                11                 10
                                                    --------------------------------------------------------
          Total Recoveries                                         326               212                227
                                                    --------------------------------------------------------

          Net Charge-Offs (Recoveries)                             785               626              1,239
                                                    --------------------------------------------------------

Provisions charged to expense                                    1,500             1,200              1,600
                                                    --------------------------------------------------------

Ending Balance                                                 $ 6,692           $ 5,977            $ 5,403
                                                    ========================================================

Ratio of net charge-offs (recoveries)
     to average total loans                                      0.24%             0.22%              0.46%
                                                    ========================================================

Ratio of allowance for credit losses
     to total loans at end of period                             1.99%             1.93%              1.92%
                                                    ========================================================

NOTE 5: PREMISES AND EQUIPMENT

A summary of premises and equipment follows:
In thousands
                                                                                  December 31,
                                                                               2003          2002
                                                                     -----------------------------
Leasehold Improvements                                                      $ 2,539       $ 1,801
Furniture and Equipment                                                       5,201         4,646
Bank-owned Premises                                                           1,326         1,326
                                                                     -----------------------------
                                                                              9,066         7,773
Accumulated Depreciation and Amortization                                    (5,174)       (4,612)
                                                                     -----------------------------
Premises and Equipment, Net                                                 $ 3,892       $ 3,161
                                                                     =============================

The amount of depreciation and amortization included in occupancy and furniture and equipment expense was $613,000 in 2003, $658,000 in 2002, and $665,000 in 2001.

NOTE 6: COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the years ended December 31, 2003, 2002 and 2001 are as follows:

 In thousands

                                                            2003                   2002                    2001
--------------------------------------------------- -------------------- --------------------- ---------------------

Unrealized gain(loss) arising during the period,
net of tax                                                  $(362)                 $205                  $ 692
--------------------------------------------------- -------------------- --------------------- ---------------------
Reclassification adjustment for net realized
gains on securities available-for-sale included
in net income during the year, net of tax
                                                              (7)                    52                     34
Net unrealized gain(loss) included in other
comprehensive income
                                                            $(355)                 $153                   $658
--------------------------------------------------- -------------------- --------------------- ---------------------

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2003 and 2002. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than if a forced or liquidation sale.

In thousands                                                              2003
                                                                Carrying      Estimated Fair
                                                                  Amount               Value
                                                      ---------------------------------------
Cash and cash equivalents                                      $  21,500           $  21,500
Investment securities                                             86,655              86,929
Loans (net)                                                      330,427             337,462
Deposit liabilities                                              370,165             370,287
Federal Home Loan Bank borrowings                                 33,352              35,299
BWC Mortgage Services Borrowings                                   5,071               5,071

In thousands                                                              2002
                                                                Carrying      Estimated Fair
                                                                  Amount               Value
                                                      ---------------------------------------
Cash and cash equivalents                                      $  23,029           $  23,029
Investment securities                                             71,105              71,560
Loans (net)                                                      303,583             311,644
Deposit liabilities                                              340,953             341,289
Federal Home Loan Bank borrowings                                 23,622              25,528

The carrying amounts in the table are included in the consolidated balance sheets under the indicated captions.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

Short-term financial instruments are valued at their carrying amounts included in the consolidated balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents and other liabilities. It also applies to the borrowings by BWC Mortgage Services, which have an average duration of less than 30 days.

Loans, net of lease financing receivable, are valued on the basis of estimated future receipts of principal and interest, discounted at current rates. Loan prepayments are assumed to occur at the same rate as in previous periods when interest rates were at levels similar to current levels. Future cash flows for homogeneous categories of consumer loans are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. The fair value of nonaccrual loans also is estimated on a present value basis, using higher discount rates appropriate to the higher risk involved. Fair value is also net of the allowance for credit losses which is a reasonable estimate of the valuation allowance needed to adjust computed fair values for credit quality of certain loans in the portfolio.

Investment securities are valued at quoted market prices, if available. For securities not quoted, the reported fair value is estimated on the basis of financial and other information.

Fair value of demand deposits and deposits with no defined maturity is taken to be the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated using rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

The fair value of commitments to extend credit is estimated by using the fees currently charged to others to enter into similar agreements, taking into account the terms of the agreements, and the present creditworthiness of the counterparties. The fair value of commitments at December 31, 2003 and 2002 was immaterial.

The fair value of Federal Home Loan Bank borrowings is based on the scheduled future payments of principal and interest, discounted at current rates.

NOTE 8:  INCOME TAXES

The provisions for income taxes in 2003, 2002, and 2001 consist of the following:
Current                                                                 2003                2002                2001
                                                         ------------------------------------------------------------
  Federal                                                            $ 2,219             $ 2,002             $ 2,125
  State                                                                  853                 759                 873
                                                         ------------------------------------------------------------
     Total Current                                                     3,072               2,761               2,998
                                                         ------------------------------------------------------------
Deferred
  Federal                                                               (215)                (83)                134
  State                                                                  (19)                (76)                 65
                                                         ------------------------------------------------------------
     Total Deferred                                                     (234)               (159)                199
                                                         ------------------------------------------------------------
       TOTAL                                                         $ 2,838             $ 2,602             $ 3,197
                                                         ============================================================

The components of the net deferred tax assets of the Bank as of December 31, 2003 and 2002 were as follows:
Deferred Tax Assets:                                                                        2003                2002
                                                                             ----------------------------------------
  Allowance for credit losses                                                            $ 2,460             $ 2,219
  Employee benefits and other                                                                193                 256
  State taxes                                                                                290                 234
                                                                             ----------------------------------------
     Total deferred tax assets                                                             2,943               2,709
Deferred Tax Liabilities:
  Available-for-sale securities                                                             (301)               (519)
                                                                             ----------------------------------------
     Net Deferred Tax Assets                                                             $ 2,642             $ 2,190
                                                                             ========================================

The provisions for income taxes differ from the amounts computed by applying the statutory Federal income tax rate to income before taxes.  The reasons for these differences are as follows:
                                                                        2003                2002                2001
                                                         ------------------------------------------------------------
Provision based on the statutory
  Federal rate of 34%                                                $ 2,597             $ 2,445             $ 2,945
Increases (reductions) in income taxes resulting from:
  State franchise taxes, net of
    Federal income tax benefit                                           542                 514                 626
Non-taxable interest income                                             (366)               (499)               (449)
Other                                                                     65                 142                  75
                                                         ------------------------------------------------------------

       TOTAL                                                         $ 2,838             $ 2,602             $ 3,197
                                                         ============================================================

The current tax provision does not reflect the deduction for tax purposes of non-qualified stock options exercised by directors.  The benefit of the tax deduction is reflected as a direct increase to equity in the amount of $0, $479,000 and $299,000 respectively, for the years ended December 31, 2003, 2002, and 2001, and a decrease in taxes payable of the same amounts.

NOTE 9: STOCK OPTIONS

In 2000, the Board of Directors of the Corporation adopted the 2000 Stock Option Plan, approved by shareholders in 2000, authorizing the issuance of up to 15% of the Corporation’s issued and outstanding shares. Under the 2000 Stock Option Plan, options to purchase shares of the Corporation’s common stock may be granted to certain key employees or directors. The options may be incentive stock options or nonqualified stock options. If incentive options are granted, the exercise price of the options will be the fair market value of the shares on the date the option is granted. The exercise price of nonqualified stock options to be granted can be below the fair market value of the shares at the grant date. To date, all options granted have been at the fair market value of the shares at the grant date and are nontransferable and are exercisable in installments.

As of December 31, 2003, 453,713 shares were available for future grant. The options are fully vested in either four or five years, depending on the terms granted, and expire after ten years.

A summary of the status of the Corporation’s stock option plan at December 31, 2003, 2002, and 2001, which presents changes during the years then ended, is presented in the table below. Figures have been adjusted to reflect the 10% stock dividend given in December 2003, July 2002, and June 2001.

                                                        Weighted                   Weighted                   Weighted
                                                         Average                    Average                    Average
                                               2003     Exercise          2002     Exercise           2001    Exercise
                                             Shares        Price        Shares        Price         Shares       Price
                                      ---------------------------------------------------------------------------------
Outstanding at beginning of year            136,640       $ 5.85       448,682       $ 5.85        544,751      $ 4.95
Granted                                      17,136      $ 16.74        31,925      $ 20.50         34,045     $ 18.63
Exercised                                     6,754      $ 18.06       344,530       $ 2.70        101,110      $ 3.25
Forfeited                                    14,366      $ 18.08        11,859      $ 18.06         29,004     $ 14.37
                                      --------------             --------------             ---------------
Outstanding at end of year                  132,656      $ 15.75       124,218      $ 17.19        448,682      $ 5.85
                                      ==============             ==============             ===============
Exercisable at end of year                   68,941      $ 14.36        54,082      $ 15.03        383,801      $ 3.94
                                      ==============             ==============             ===============
Weighted average fair value of
     options granted during the year                      $ 7.09                     $ 9.26                     $ 8.84

The fair value of each option grant in 2003, 2002, and 2001, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001: risk-free rate of 3.71% for 2003, 4.88% for 2002 and 5.21% for 2001, no expected dividend yield, expected life of 8 years and expected volatility of 25.85% in 2003, 25.76% in 2002 and 30.23% in 2001.

The following table summarizes information about stock options outstanding at December 31, 2003.

                                                     Options
                                                Outstanding:                         Options
                                                    Weighted      Weighted      Exercisable:        Weighted
             Range of            Number              Average       Average            Number         Average
             Exercise       Outstanding     Contractual Life      Exercise       Exercisable        Exercise
               Prices       at 12/31/03      Remaining Years         Price       at 12/31/03           Price
---------------------- ----------------- -------------------- ------------- ----------------- ---------------
   $13.06 - $16.62               86,181                 5.79        $14.28            59,079          $13.71
   $16.63 - $19.83               46,475                 8.15        $18.49             9,862          $18.30

NOTE 10: COMMITMENTS AND CONTINGENCIES

As of December 31, 2003 the approximate future minimum net rental payments under non-cancelable operating leases for premises were as follows:

           Year                          Amount
----------------              ------------------
           2004                          $1,549
           2005                           1,387
           2006                           1,159
           2007                           1,106
           2008                             981
     Thereafter                           5,579
----------------              ------------------
          Total                         $11,761
================              ==================

Rental expense for premises under operating leases included in occupancy expense was $1,157,000, $972,000, and $911,000, in 2003, 2002, and 2001 respectively. Minimum rentals may be adjusted for increases in the lessors’ operating costs and/or increases in the Consumer Price Index.

At December 31, 2003, the Bank had outstanding approximately $182,907,000 in undisbursed loan commitments and $1,985,000 in standby letters of credit, which are not reflected in the accompanying consolidated balance sheets. Management does not anticipate any material losses to result from these transactions.

NOTE 11: DEFINED CONTRIBUTION PLAN

Substantially all eligible, salaried employees of the Corporation are covered by the Bank of Walnut Creek Employee Stock Ownership and Savings Plan, a defined contribution plan. Employees may, up to prescribed limits, contribute to the plan. Portions of such contributions are matched by the Corporation. The Corporation also may elect to make a discretionary contribution to the plan based on the Corporation’s earnings. The expense for this plan, for both matching and discretionary contributions, was $340,000, $298,000, and $359,000 in 2003, 2002, and 2001, respectively. Amounts vary from year to year based on such factors as employees entering and leaving the plan, profits earned by the Corporation, and variances of estimates from the final results.

NOTE 12: OTHER NONINTEREST EXPENSE

Other noninterest expense is comprised of the following:
In thousands
                                                  2003           2002          2001
                                         -------------------------------------------
Professional Fees                              $ 1,070          $ 625         $ 532
Data Processing                                    847            753           596
Telephone and Postage                              602            441           397
Business Development & Education                   443            368           488
Supplies                                           273            271           305
Marketing                                          345            359           388
Regulatory Fees                                    117             85            93
Other                                            2,978          2,442         2,227
                                         -------------------------------------------
Total                                          $ 5,605        $ 4,719       $ 4,494
                                         ===========================================

NOTE 13: RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior approval from regulatory authorities. The limitations for a given year equal the lesser of the Bank’s net profits (as defined in the regulations) for the current year, combined with the retained net profits for the preceding two years or the Bank’s retained earnings. Under these restrictions, $13,217,000 of the Bank’s retained earnings were available for dividends at December 31, 2003.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Corporation is prohibited from borrowing from the Bank, unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank’s shareholders’ equity. Under these provisions, secured loans and advances to the Corporation were limited to $4,233,000 as of December 31, 2003. The Corporation has never received such extensions of credit by the Bank.

NOTE 14:  PARENT-COMPANY-ONLY CONDENSED FINANCIAL INFORMATION
A summary of the financial statements of BWC Financial Corp.- parent-company-only follows:
In thousands                                                                          December 31,
Summary Balance Sheets                                             2003                               2002
                                                        ---------------------------------------------------
Assets
Cash on Deposit with the Bank                                   $ 1,138                              $ 598
Investment in the Bank                                           42,328                             40,771
Investment in BWC Real Estate                                     1,357                                630
                                                        ----------------                  -----------------
     Total Assets                                              $ 44,823                           $ 41,999
                                                        ================                  =================

Shareholders' Equity
Common Stock                                                   $ 39,019                           $ 32,575
Retained Earnings                                                 5,804                              9,424
                                                        ----------------                  -----------------
     Total Shareholders' Equity                                $ 44,823                           $ 41,999
                                                        ================                  =================

Summary Statements of Income                                                For the year ended December 31,
                                                                   2003              2002             2001
                                                        ---------------------------------------------------
Expenses - General and Administrative                             $ 139             $ 138             $ 83
                                                        ---------------------------------------------------

Loss before income taxes and
     equity in net income of Subsidiaries                          (139)             (138)             (80)
Income tax benefit                                                   53                49               30

Equity in earnings of subsidiaries
     Distributed:
          Bank                                                    2,260                 -            3,000
          BWC Real Estate                                             -             1,000                -
     Undistributed:
          Bank                                                    1,899             4,076            2,083
          BWC Real Estate                                           726              (399)             431
                                                        ---------------------------------------------------
Net Income                                                      $ 4,799           $ 4,588          $ 5,464
                                                        ===================================================

Summary Statements of Cash Flows                                            For the year ended December 31,
Operating activities:                                              2003              2002             2001
                                                        ---------------------------------------------------
Net Income                                                      $ 4,799           $ 4,588          $ 5,464
Adjustments to reconcile net income
     to net cash used by operating activities:
Equity in undistributed net income
     of Subsidiaries                                             (2,625)           (3,677)          (2,514)
          Net Cash Provided(Used) by
          Operating Activities:                                   2,174               911            2,950
                                                        ---------------------------------------------------

Financing Activities:
Proceeds from issuance of common stock                               89               928              329
Cash dividends paid                                                (426)                -                -
Cash paid in lieu of fractional shares                               (5)               (5)              (5)
Shares repurchased by the Corporation                            (1,292)           (2,396)          (2,704)
                                                        ---------------------------------------------------
          Net Cash Provided(Used) by
          Financing Activities                                   (1,634)           (1,473)          (2,380)
                                                        ---------------------------------------------------
Increase(Decrease) in Cash                                          540              (562)             570

Cash on Deposit with the Bank:
Beginning of year                                                   598             1,160              590
                                                        ---------------------------------------------------
End of year                                                     $ 1,138             $ 598          $ 1,160
                                                        ===================================================

NOTE 15: REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets (as defined). Management believes that the Corporation and the Bank, as of December 31, 2003 meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 the most recent notification from FDIC categorized the Corporation and the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well Capitalized” the Corporation and the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation’s or Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are presented in the following table:

                                                                       Minimum Capital                 Minimum
                                                                Actual        Adequacy                for Well
                                                 Amount          Ratio    Requirements             Capitalized
                                             ---------------------------------------------------------------------------
As of December 31, 2003
Total Capital (to Risk-weighted Assets)
     Consolidated:                                   $49,252    12.42%         $31,722    > 8.0        $39,653    >10.0
     Bank of Walnut Creek:                           $46,757    11.89%         $31,467    > 8.0        $39,334    >10.0

Tier 1 Capital (to Risk-weighted Assets)
     Consolidated:                                   $44,313    11.18%         $15,861    > 4.0        $23,792    > 6.0
     Bank of Walnut Creek:                           $41,818    10.63%         $15,733    > 4.0        $23,600    > 6.0

Tier 1 Capital (to Average Assets)
     Consolidated:                                   $44,313     9.63%         $18,398    > 4.0        $22,997    > 5.0
     Bank of Walnut Creek:                           $41,818     9.18%         $18,219    > 4.0        $22,774    > 5.0

As of December 31, 2002
Total Capital (to Risk-weighted Assets)
     Consolidated:                                   $45,653    11.51%         $28,755    > 8.0        $35,944    >10.0
     Bank of Walnut Creek:                           $44,424    11.29%         $28,731    > 8.0        $35,913    >10.0

Tier 1 Capital (to Risk-weighted Assets)
     Consolidated:                                   $41,145    10.38%         $14,377    > 4.0        $21,566    > 6.0
     Bank of Walnut Creek:                           $39,916    10.15%         $14,365    > 4.0        $21,548    > 6.0

Tier 1 Capital (to Average Assets)
     Consolidated:                                   $41,145     8.95%         $16,392    > 4.0        $20,490    > 5.0
     Bank of Walnut Creek:                           $39,916     8.76%         $16,340    > 4.0        $20,424    > 5.0

NOTE 16: BUSINESS SEGMENTS

The Corporation is principally engaged in community banking activities through its seven Bank branches. In addition to its community banking activities, the Corporation provides mortgage brokerage services through its joint venture, BWC Mortgage Services. These activities are monitored and reported by Corporation management as a separate operating segment. The separate banking offices have been aggregated into a single reportable segment, Community Banking. The other operating segments do not meet the prescribed aggregation or materiality criteria and therefore are reported as “All Other” in the following table.

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

Summarized financial information for the years ended December 31, 2003, 2002, and 2001 concerning the Corporation’s reportable segments is shown in the following table.

                                                Community         Mortgage
                 2003                             Banking         Services      All Other     Adjustments           Total
--------------------------------------------------------------------------------------------------------------------------
Total Interest Income                            $ 22,920            $ 597                            $ -        $ 23,517
Commissions Received                                    -           10,588              -               -          10,588
Total Interest Expense                              3,916              348              -             (12)          4,252
Salaries & Benefits                                 9,371            1,824              -                          11,195
Commissions Paid                                        -            8,728              -               -           8,728
Segment Profit(Loss) before Tax                     6,552            2,343            (86)         (1,172)          7,637
Total Assets (at December 31)                   $ 451,228          $ 7,739        $ 1,582        $ (3,393)      $ 457,156
--------------------------------------------------------------------------------------------------------------------------

                                                Community         Mortgage
                 2002                             Banking         Services      All Other     Adjustments           Total
--------------------------------------------------------------------------------------------------------------------------
Total Interest Income                            $ 25,418              $ 4                           $ (6)       $ 25,416
Commissions Received                                                 7,844                                          7,844
Total Interest Expense                              5,007                3                             (7)          5,003
Salaries & Benefits                                 8,531              893                                          9,424
Commissions Paid                                                     5,479                                          5,479
Segment Profit(Loss) before Tax                     6,309            1,940            (89)           (970)          7,190
Total Assets (at December 31)                   $ 409,164            $ 875          $ 835        $ (1,408)      $ 409,466
--------------------------------------------------------------------------------------------------------------------------

                                                Community         Mortgage
                 2001                             Banking         Services      All Other     Adjustments           Total
--------------------------------------------------------------------------------------------------------------------------
Total Interest Income                            $ 30,886              $ 5                          $ (12)       $ 30,879
Commissions Received                                                 5,909                                          5,909
Total Interest Expense                              8,597                5                            (11)          8,591
Salaries & Benefits                                 8,260              688                                          8,948
Commissions Paid                                                     4,084                                          4,084
Segment Profit(Loss) before Tax                     8,016            1,390            (50)           (695)          8,661
Total Assets (at December 31)                   $ 394,795            $ 740        $ 1,120        $ (1,598)      $ 395,057
--------------------------------------------------------------------------------------------------------------------------

NOTE 17: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In thousands except share and per share amounts

2003                                                    March 31,         June 30,    September 30,      December 31,
                                                 ---------------------------------------------------------------------
Interest income                                           $ 6,158          $ 6,466          $ 7,031           $ 6,657
Interest expense                                            1,015            1,054            1,212             $ 971
                                                 ---------------------------------------------------------------------
   Net interest income                                      5,143            5,412            5,819             5,686
Provision for credit losses                                   300              300              450               450
Noninterest income                                          4,096            4,310            5,322             3,649
Noninterest expense                                         6,881            7,337            7,942             6,968
BWC Mortgage Services - Minority Interest                     291              288              481               112
                                                 ---------------------------------------------------------------------
   Income before income taxes                               1,767            1,797            2,268             1,805
Provision for income taxes                                    688              678              850               622
                                                 ---------------------------------------------------------------------
   Net income                                             $ 1,079          $ 1,119          $ 1,418           $ 1,183
                                                 =====================================================================
Earnings per common share:
   Basic                                                   $ 0.27           $ 0.29           $ 0.36            $ 0.30
   Diluted                                                 $ 0.27           $ 0.29           $ 0.36            $ 0.30
Weighted-average Basic Shares                           3,973,939        3,903,030        3,907,614         3,909,132
Weighted-average Diluted Share
   Equivalents Related to Options                          10,868           17,137           16,421            31,211
Weighted-average Diluted Shares                         3,984,807        3,920,167        3,924,035         3,940,343

2002                                                    March 31,         June 30,    September 30,      December 31,
                                                 ---------------------------------------------------------------------
Interest income                                           $ 6,628          $ 6,244          $ 6,249           $ 6,295
Interest expense                                            1,382            1,269            1,242             1,110
                                                 ---------------------------------------------------------------------
   Net interest income                                      5,246            4,975            5,007             5,185
Provision for credit losses                                   300              300              300               300
Noninterest income                                          2,395            2,373            2,944             3,980
Noninterest expense                                         5,428            5,210            5,664             6,443
BWC Mortgage Services - Minority Interest                     190              171              274               335
                                                 ---------------------------------------------------------------------
   Income before income taxes                               1,723            1,667            1,713             2,087
Provision for income taxes                                    642              606              609               745
                                                 ---------------------------------------------------------------------
   Net income                                             $ 1,081          $ 1,061          $ 1,104           $ 1,342
                                                 =====================================================================
Earnings per common share:
   Basic                                                   $ 0.29           $ 0.28           $ 0.29            $ 0.34
   Diluted                                                 $ 0.27           $ 0.27           $ 0.28            $ 0.34
Weighted-average Basic Shares                           3,720,963        3,742,198        3,828,504         3,916,492
Weighted-average Diluted Share
   Equivalents Related to Options                         274,294          231,590          130,052            56,731
Weighted-average Diluted Shares                         3,995,257        3,973,787        3,958,556         3,973,223

All share and per-share amounts give effect to the 10% stock dividend in December 2003 and July 2002.

MOSS ADAMS LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of BWC Financial Corp.:

We have audited the accompanying consolidated balance sheets of BWC Financial Corp. (a California corporation) and Subsidiaries (the Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWC Financial Corp. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

Stockton, California
January 23, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES:

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

(b)  Changes in Internal Controls: During the year ended December 31, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Audit Committee Members and Financial Expert (Sarbanes/Oxley)

Members of the Audit Committee are comprised of all outside directors. While the Audit Committee does not have a member who is a “financial expert” as defined by the Sarbanes-Oxley Act of 2002 (the “Act”), (such financial expert defined as a person who has, through education and experience as a public accountant or auditor or a principal financial officer, controller, or principal accounting officer of a company...) the Board of Directors believes that the level of financial knowledge and experience possessed by a number of the members of the Audit Committee is sufficient for the Audit Committee to properly carry out the duties, obligations, responsibilities and oversight intended by the Act. The Board does not believe that it is necessary to increase the number of Board members so as to add a person who would meet the “financial expert” definition.

Code of Ethics for senior management officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002.

The Corporation has a written Code of Ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Corporation’s Chief Executive Officer and senior financial officers (including the Corporation’s Chief Financial Officer, Controller and persons performing similar functions) (collectively, the “Senior Financial Officers”). In addition to the Code of Ethics being available on the Corporation’s website, www.bowc.com, the Corporation will provide a copy of the Code, without charge, upon written request to Leland E. Wines, EVP/CFO, Bank of Walnut Creek, 1400 Civic Drive, Walnut Creek, CA 94596. If the Corporation changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Corporation expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate website, www.bowc.com, or by other appropriate means as required or permitted under applicable rules of the Commission. The Corporation does not currently expect to make any such waivers.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information related to Audit fees and services appearing in the Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Exhibit
           See Index to Exhibits at page 46 of this Form 10-K.

(b)     Schedules
           Not Applicable

(c)     Reports on Form 8-K

8-K reports were filed by BWC Financial Corp. during the fourth quarter of 2003 announcing a 10% Stock Dividend and a $0.06 Cash Dividend.

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

Signature                                       Title                                          Date

                                        Chairman of the Board                             March 30, 2004
James L. Ryan                           and Director

                                        Executive Vice President and                      March 30, 2004
Leland E. Wines                         Chief Financial Officer

                                        Director                                          March 30, 2004
Tom Mantor

                                        Director                                          March 30, 2004
Richard G. Hill

                                        Director                                          March 30, 2004
Reynold C. Johnson III

                                        Director                                          March 30, 2004
Craig Lazzareschi

                                        Director                                          March 30, 2004
John F. Nohr

                                        Director                                          March 30, 2004
John L. Winther

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

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-13(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-13(f) and 15(d)-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date:   March 10, 2004

Leland E. Wines
EVP/CFO

Exhibit 31.1

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

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-13(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-13(f) and 15(d)-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date:   March 30, 2004

James L. Ryan
Chairman and CEO

Exhibit 31.2

INDEX TO EXHIBITS

                EXHIBIT                                                         EXHIBIT NUMBER

Articles of Incorporation and Amendments                                        Refer to 10K filing
                                                                                of March 1994.

By-Laws                                                                Refer to 10K filing
                                                                                of March 1994.

Consent of Independent Public Accountants:
         Moss Adams LLP Consent dated January 23, 2004                                  23.1
Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002                   32.1-32.2

MOSS ADAMS LLP

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 23, 2004 incorporated by reference in this Form 10-K into the previously filed registration statements on Form S-8 for BWC Financial Corp.‘s 1990 Stock Option Plan (Registration Statement File No. 33-22290) and 2000 Stock Option Plan (Registration Statement File No. 333-42830). It should be noted that we have not audited any financial statements of BWC Financial Corp. subsequent to December 31, 2003, or performed any audit procedures subsequent to the date of our report.

Moss Adams LLP

Stockton, California,
March 30, 2004

Exhibit 23.1

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Corporation electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Corporation may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Corporation’s website: www.bowccom. The Corporation posts these reports to its website as soon as reasonably practicable after filing them (commencing with this 2003 Annual Report on Form 10-K) with the SEC. None of the information on or hyperlinked from the Corporation’s website is incorporated into this Annual Report on Form 10-K.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: March 30, 2004

__________________
LELAND E. WINES
EVP/CFO & Corp. Secretary

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: March 30, 2004

__________________
JAMES L. RYAN
Chairman and CEO

Exhibit 32.2