Form 10-Q
period 2004-03-31
BWC FINANCIAL CORP
filed 2004-05-13
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of April 30, 2004, there were 3,909,132 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in
	Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-10

Item 2
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	11-17

Item 3
	Quantitative and Qualitative Disclosures
	about Market Risk	18-19

Item 4
	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Changes in Securities, Use of Proceeds and
	Issuer Purchases of Equity Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of
	Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

	Signatures	21
	Certifications, EX 31.1 and 32.2	22-23
	EX-32.1 amd 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	24
	Where you can find more information	25

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                          March 31,   December 31,        March 31,
Assets                                                                    2004           2003             2003
                                                                 ----------------------------------------------
                                                                    (Unaudited)                     (Unaudited)
Cash and Due From Banks                                               $ 11,987       $ 17,959         $ 11,549
Federal Funds Sold                                                      33,331          3,470           12,151
Other Short-term Investments                                                50             71               68
                                                                 ----------------------------------------------
                    Total Cash and Cash Equivalents                     45,368         21,500           23,768

Investment Securities:
     Available-for-Sale                                                 55,607         67,684           53,941
     Held-to-Maturity (approximate fair value of
        $19,228 in 2004 and $19,245 in 2003)                            18,951         18,971           10,803
BWC Mortgage Services Loans-Held-for-Sale                               20,185          5,142                -

Loans                                                                  356,696        337,119          321,166
Allowance for Credit Losses                                             (7,251)        (6,692)          (6,032)
Net Loans                                                              349,445        330,427          315,134

Bank Premises and Equipment, Net                                         4,026          3,892            3,153
Interest Receivable and Other Assets                                     9,219          9,540            8,210
                                                                 ----------------------------------------------
                    Total Assets                                     $ 502,801      $ 457,156        $ 415,009
                                                                 ==============================================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 112,334      $ 123,496         $ 99,563
                                                                 ----------------------------------------------
      Interest-bearing:
          Money Market Accounts                                        152,503        152,188          146,483
          Savings and NOW Accounts                                      54,414         52,727           52,669
          Time Deposits:
               Under $100,000                                           36,252         23,225           26,010
               $100,000 or more                                         45,599         18,529           22,638
                                                                 ----------------------------------------------
               Total Interest-bearing                                  288,768        246,669          247,800

                    Total Deposits                                     401,102        370,165          347,363

Federal Home Loan Bank Borrowings                                       32,141         33,352           22,819
BWC Mortgage Services Borrowings                                        20,155          5,071                -
Interest Payable and Other Liabilities                                   3,665          3,745            3,038
                                                                 ----------------------------------------------

                    Total Liabilities                                  457,063        412,333          373,220
                                                                 ----------------------------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                         -              -                -
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         3,909,132, 3,909,132 and 3,549,510 respectively                39,019         39,019           31,315
Retained Earnings                                                        6,144          5,305            9,649
Accumulated other comprehensive income, Net                                575            499              825
                                                                 ----------------------------------------------
                    Total Shareholders' Equity                          45,738         44,823           41,789
                                                                 ----------------------------------------------
                    Total Liabilities and Shareholders' Equity       $ 502,801      $ 457,156        $ 415,009
                                                                 ==============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

In thousands except per-share amounts.                            For the Three Months Ended March 31,
                                                                              2004               2003
                                                               ---------------------------------------
Interest Income                                                         (Unaudited)        (Unaudited)
     Loans, Including Fees                                                 $ 6,181            $ 5,440
     Investment Securities:
          Taxable                                                              470                581
          Non-taxable                                                          138                107
     Federal Funds Sold                                                         29                 30
                                                               ---------------------------------------
                Total Interest Income                                        6,818              6,158

Interest Expense
       Deposits                                                                610                713
       Federal Funds Purchased                                                   4                  -
       FHLB Borrowings                                                         393                302
       Other Borrowed Funds                                                    101                  -
                                                               ---------------------------------------
                 Total Interest Expense                                      1,108              1,015

Net Interest Income                                                          5,710              5,143
Provision For Credit Losses                                                    450                300
                                                               ---------------------------------------
Net Interest Income After Provision For Credit Losses                        5,260              4,843

Noninterest Income
       BWC Mortgage Services - Commissions                                   2,040              2,855
       BWC Mortgage Services - Fees & Other                                    751                535
       Service Charges on Deposit Accounts                                     231                265
       Gains (loss) on Security Transactions                                    14                  -
       Other                                                                   415                441
                                                               ---------------------------------------
                Total Noninterest Income                                     3,451              4,096

Noninterest Expense
       Salaries and Related Benefits                                         3,017              2,771
       BWC Mortgage Services - Commissions                                   1,493              2,010
       BWC Mortgage Services - Fees & Other                                    210                318
       Occupancy                                                               548                489
       Furniture and Equipment                                                 197                173
       Other                                                                 1,307              1,120
                                                               ---------------------------------------
                Total Noninterest Expense                                    6,772              6,881
                                                               ---------------------------------------
BWC Mortgage Services - Minority Interest                                      187                291

Income Before Income Taxes                                                   1,752              1,767
Provision For Income Taxes                                                     678                688
                                                               ---------------------------------------
Net Income                                                                 $ 1,074            $ 1,079
                                                               =======================================

Basic Earnings Per Share                                                    $ 0.27             $ 0.27
Diluted Earnings Per Share                                                  $ 0.27             $ 0.27
                                                               =======================================

Weighted Average Basic Shares                                            3,909,132          3,973,939
Weighted Average Diluted Share Equivalents Related to Options               35,943             10,868
                                                               ---------------------------------------
Weighted Average Diluted Shares                                          3,945,075          3,984,807
                                                               =======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2003, and March 31, 2004

In thousands except share amounts                                                        Accumulated
                                                                                               Other
                                                  Number        Common     Retained    Comprehensive                  Comprehensive
                                               of Shares         Stock     Earnings     Income/(Loss)         Total          Income
                                            ----------------------------------------------------------------------------------------

Balance, January 1, 2003                       3,619,510      $ 32,575      $ 8,570            $ 854       $ 41,999

Net Income as of December 31, 2003                    --            --        4,799               --          4,799           4,799
Other Comprehensive Income, net of tax
     liability of $301                                --            --           --             (355)          (355)           (355)
                                                                                                                    ----------------
Comprehensive Income                                  --            --           --               --             --         $ 4,444
Stock options exercised                            6,140            89           --               --             89
Repurchase and retirement of shares by the
     Corporation                                 (71,700)       (1,292)          --               --         (1,292)
Cash Dividend Paid                                    --            --         (426)              --           (426)
10% stock dividend including payment of
     fractional shares                           355,182         7,633       (7,638)              --             (5)
Tax benefit from the exercise of stock options        --            14           --               --             14
                                            ------------------------------------------------------------------------
Balance, December 31, 2003                     3,909,132      $ 39,019      $ 5,305            $ 499       $ 44,823
                                            ------------------------------------------------------------------------

Net Income as of March 31, 2004                       --            --        1,074               --          1,074           1,074
Other Comprehensive Income, net of tax
     liability of $347                                --            --           --               76             76              76
                                                                                                                    ----------------
Comprehensive Income                                  --            --           --               --             --         $ 1,150
Cash Dividend Paid                                    --            --         (235)              --           (235)
                                            ------------------------------------------------------------------------
Balance, March 31, 2004 (Unaudited)            3,909,132      $ 39,019      $ 6,144            $ 575       $ 45,738
                                            ========================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                                  For the Three Months
                                                                                                 Ended March 31,
                                                                                 ----------------------------------
OPERATING ACTIVITIES:                                                                       2004              2003
                                                                                 ----------------------------------
                                                                                      (Unaudited)       (Unaudited)
Net Income                                                                               $ 1,074           $ 1,079
Adjustments to reconcile net income to
     net cash provided(used):
Loan fees earned                                                                            (776)             (592)
Provision for credit losses                                                                  450               300
Depreciation on fixed assets                                                                 144               124
Amortization and accretion on securities                                                     206               247
Gain of sale of securities available-for-sale                                                (14)                -
Increase in BWC Mtg. Loans Held-for-Sale                                                 (15,042)                -
Decrease/(increase) in accrued interest receivable
     and other assets                                                                        321              (378)
(Decrease)/increase in accrued interest payable
     and other liabilities                                                                   (80)              146
                                                                                 ----------------------------------
     Net Cash Provided by Operating Activities                                           (13,717)              926
                                                                                 ----------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                          4,500             9,500
Proceeds from the sales of available-for-sale
   investment securities                                                                  15,334                 -
Purchase of investment securities                                                         (7,854)           (2,658)
Loans originated, net of collections                                                     (18,693)          (11,259)
Purchase of bank premises and equipment                                                     (278)             (117)
                                                                                 ----------------------------------
     Net Cash Provided(Used) by Investing Activities                                      (6,991)           (4,534)
                                                                                 ----------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                                  30,938             6,410
Decrease in Federal Home Loan Bank borrowings                                             (1,211)             (803)
Increase in BWC Mortgage Services borrowings                                              15,084                 -
Cash dividends paid                                                                         (235)                -
Cash paid for the repurchase of common stock                                                   -            (1,260)
                                                                                 ----------------------------------
     Net Cash Provided(Used) by Financing Activities                                      44,576             4,347
                                                                                 ----------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                                     23,868               739
Cash and cash equivalents at beginning of year                                            21,500            23,029
                                                                                 ----------------------------------
     Cash and Cash Equivalents at period end                                            $ 45,368          $ 23,768
                                                                                 ==================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                              $ 915           $ 1,032
                                                                                 ==================================
Income Taxes Paid                                                                            $ -               $ -
                                                                                 ==================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2003 10-K. The results of operations for the three months ended March 31, 2004, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per share amounts have been restated to reflect the 10% stock dividend given in December 2003.

2.      INVESTMENT SECURITIES

An analysis of the investment security portfolio at March 31, 2004 follows:
In thousands
                                                                                   Gross             Gross         Estimated
                                                              Amortized       Unrealized        Unrealized              Fair
Available-for-sale                                                 Cost            Gains            Losses             Value
                                                        ---------------------------------------------------------------------
U.S. Treasury Securities                                          $ 272              $ 6               $ -             $ 278
Securities of U.S. Government Agencies                           20,838              234                19            21,053
Taxable Securities of State and
   Political Subdivisions                                        14,990              305                12            15,283
Corporate Debt Securities                                        18,585              426                18            18,993
                                                        ---------------------------------------------------------------------
     Total                                                       54,685              971                49            55,607
Held-to-maturity
Obligations of State and Political Subdivisions                  18,951              292                15            19,228
                                                        ---------------------------------------------------------------------
     Total Investment Securities                               $ 73,636          $ 1,263              $ 64          $ 74,835
                                                        =====================================================================

In 2004 the Corporation received proceeds from sale of available-for-sale investment securities of
$15,584,000.  Gains (losses) included in other noninterest income totaled $62,354 in gains and
$48,453 in losses.

The maturities of the investment security portfolio at March 31, 2004 follow:
In thousands                                                                              Held-to-maturity
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair     Effective
                                                                                    Cost             Value       Yield
                                                                        -----------------------------------------------------
Within one year                                                                  $ 4,231           $ 4,282             3.87%
After one year through five years                                                 13,109            13,292             4.13%
Over five years through ten years                                                  1,611             1,654             4.39%
                                                                        -----------------------------------------------------
     Total                                                                      $ 18,951          $ 19,228             4.08%
                                                                        =====================================================

                                                                                        Available-for-Sale
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair     Effective
                                                                                    Cost             Value       Yield
                                                                        -----------------------------------------------------
Within one year                                                                 $ 16,011          $ 17,232             3.45%
After one year through five years                                                 37,497            37,211             3.19%
Over five years through ten years                                                  1,177             1,164             3.55%
                                                                        -----------------------------------------------------
     Total                                                                      $ 54,685          $ 55,607             3.27%
                                                                        =====================================================

At March 31, 2004 securities with a book value of $15,781,000 were pledged to secure public deposits.
Market value of these same securities on that date was $16,072,000.

3.     ALLOWANCE FOR CREDIT LOSSES

In thousands
                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                                2004                 2003
                                                                 -----------------------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses                                                        $ 356,696            $ 321,166
                                                                 -----------------------------------------

Allowance for credit losses at
   beginning of period                                                         6,692                5,977

Charge-offs                                                                      (30)                (292)
Recoveries                                                                       139                   47
                                                                 -----------------------------------------
Net (charge-offs)/recoveries                                                     109                 (245)

Provisions                                                                       450                  300
Allowance for credit losses at
   end of period                                                             $ 7,251              $ 6,032
                                                                 =========================================
Ratio of allowance for credit
   losses to loans                                                             2.03%                1.88%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-
for-sale investments reported as a component of shareholders' equity.

The components of other comprehensive income for the three months ended
March 31, 2004 and 2003 are as follows:
In thousands
                                                                          2004              2003
=================================================================================================
Unrealized gain(loss) arising
during the period, net of tax                                             $ 85             $ (29)
-------------------------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains(losses) on securities
available-for-sale included in net
income during the year, net of tax                                           9                  -
-------------------------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income                                             $ 76             $ (29)
=================================================================================================

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

The Corporation’s community banking segment provides loans, leases and lines of credit to local businesses and individuals. This segment also derives revenue by investing funds that are not loaned to others in the form of loans, leases or lines of credit, into investment securities. The business purpose of BWC Mortgage Services is the origination and placement of long-term financing for real estate mortgages and mortgage banking services.

Summarized financial information for the periods ended March 31, 2004 and 2003 concerning the Corporation’s reportable segments is shown in the following table.

For the Three Months
Ended 03/31/2004                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,523                $ 301                  $ (6)             $ 6,818
Commissions Received                                       -                2,040                     -                2,040
Total Interest Expense                                 1,013                  101                    (6)               1,108
Salaries & Benefits                                    2,457                  560                     -                3,017
Commissions Paid                                           -                1,493                     -                1,493
Segment Profit before Tax                              1,662                  374                  (284)               1,752
Total Assets                                       $ 481,704             $ 22,508              $ (1,411)           $ 502,801
-----------------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 03/31/2003                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,159                  $ 1                  $ (2)             $ 6,158
Commissions Received                                       -                2,855                     -                2,855
Total Interest Expense                                 1,017                    -                    (2)               1,015
Salaries & Benefits                                    2,379                  392                     -                2,771
Commissions Paid                                           -                2,010                     -                2,010
Segment Profit before Tax                              1,561                  582                  (376)               1,767
Total Assets                                       $ 414,682                $ 890                $ (563)           $ 415,009
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

                                                                  For the Three Months Ended
                                                                                 March 31,
In thousands except per-share amounts                               2004                 2003
-------------------------------------------------------------------------    -----------------
Net income, as reported                                          $ 1,074              $ 1,079
Deduct:  Total stock-based compensation expense
   determined under the fair value based method
   for all awards, net of related taxes                               38                   39
                                                        -----------------    -----------------
Pro forma net income                                             $ 1,036              $ 1,040

Basic income per share, as reported                               $ 0.27               $ 0.27
Proforma basic income per share                                   $ 0.27               $ 0.26

Diluted income per share, as reported                             $ 0.27               $ 0.27
Proforma diluted income per share                                 $ 0.26               $ 0.26

Weighted Average Basic Shares                                  3,909,132            3,973,939
Weighted Average Diluted Shares                                3,945,075            3,984,807

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp.(Corporation), Bank of Walnut Creek (Bank) and BWC Real Estate, (a 51% owner of BWC Mortgage Services, a joint venture) include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

Selected Financial Data - Summary:
The following table provides certain selected consolidated financial data as of and for the three month periods ended March 31, 2004 and 2003.
                                                                                 Quarter Ended
SUMMARY INCOME STATEMENT                                                              March 31,
(Unaudited in thousands except share data)                                  2004               2003
                                                                 -----------------------------------

Interest Income (not taxable equivalent)                                 $ 6,818            $ 6,158
Interest Expense                                                           1,108              1,015
                                                                 -----------------------------------
Net Interest Income                                                        5,710              5,143
Allowance for Credit Losses                                                  450                300
                                                                 -----------------------------------
Net Interest Income after allowance for credit losses                      5,260              4,843
Non-interest Income                                                        3,451              4,096
Non-interest Expenses                                                      6,772              6,881
Minority Interest                                                            187                291
                                                                 -----------------------------------
Income before income taxes                                                 1,752              1,767
Provision for income taxes                                                   678                688
                                                                 -----------------------------------
Net Income                                                               $ 1,074            $ 1,079

Per share:
(Share and share equivalents have been adjusted for the
   stock dividend granted in December 2003)
Net Income - basic                                                        $ 0.27             $ 0.27
Net Income - diluted                                                      $ 0.27             $ 0.27
Weighted avg. shares used in Basic E.P.S calculation                   3,909,132          3,973,939
Weighted avg. shares used in Diluted E.P.S calculation                 3,945,075          3,984,807
Cash dividends                                                            $ 0.06                $ -
Bookvalue at period-end                                                  $ 11.70            $ 10.70
Ending Shares                                                          3,909,132          3,904,461

Selected Financial Data - Summary cont:                                          Quarter Ended
                                                                                      March 31,
Financial Ratios:                                                           2004               2003
                                                                 -----------------------------------
Return on Average Assets                                                   0.94%              1.05%
Return on Average Equity                                                   9.49%             10.23%
Net Interest Margin (taxable equivalent yield)                             5.21%              5.40%
Net loan losses (recoveries) to avg. loans                                (0.03)              0.08%
Efficiency Ratio (Bank only)                                               65.02%            67.53%

SUMMARY BALANCE SHEET
In thousands                                                                          March 31,
Assets:                                                                     2004               2003
                                                                 -----------------------------------
Cash and Equivalents                                                    $ 45,368           $ 23,768
Investments                                                               74,558             64,744
Loans                                                                    356,696            321,166
Allowance for Credit Losses                                               (7,251)            (6,032)
BWC Mortgage Services
     Loans-Held-for-Sale                                                  20,185                  -
Other Assets                                                              13,245             11,363
                                                                 -----------------------------------
Total Assets                                                           $ 502,801          $ 415,009

Deposits                                                               $ 401,102          $ 347,363
FHLB Borrowings                                                           32,141             22,819
BWC Mortgage Services Borrowings                                          20,155                  -
Other Liabilities                                                          3,665              3,038
                                                                 -----------------------------------
Total Liabilities                                                        457,063            373,220

Equity                                                                    45,738             41,789
                                                                 -----------------------------------
Total Liabilities and Equity                                           $ 502,801          $ 415,009

General

Prime rate averaged 4.00% during the first quarter of 2004, compared to 4.25% for the first quarter of 2003, a decrease of .25% between the comparable quarters. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin which averaged 5.21% for the first quarter of 2004, as compared to 5.42% in 2003. Continued low interest rates will have an adverse effect on net interest income in 2004.

Total assets of the Corporation at March 31, 2004 of $502,801,000 increased $87,792,000, or 21%, as compared to March 31, 2003. Total loans of the Bank of $356,697,000 at March 31, 2004 increased $35,530,000, or 11%, during the same period. BWC Mortgage Services began a Mortgage Banking service in April 2003 and their Loans Held-for-Sale as of March 31, 2004 were $20,185,000 as compared to $0 in the first quarter of the prior year. Total deposits of $401,103,000 increased $53,739,000, or 15%, during the same period.

The Bank’s loan-to-deposits plus FHLB borrowings ratio as of March 31, 2004 and 2003 was 82% and 87%, respectively. A significant portion of the Bank’s commercial real-estate lending is fixed-rate and funded, not by deposits, but by fixed-rate borrowings, of similar duration, from the Federal Home Loan Bank. A yield maintenance provision is incorporated in the Bank’s loan documents, to its borrowers, so that in the event of prepayment of the borrower’s loan, the borrower’s prepayment charges will be sufficient to cover the charges assessed by the FHLB when the Bank prepays the supporting loan from the FHLB.

Other short-term investments are investments in a mutual fund operated by Federated Funds Investments and are comprised of short-term US Treasury Securities. Investments are done on a daily basis and are similar in liquidity to Fed Funds Investments.

Since the beginning of the year, total assets have increased $64,663,000, or approximately 10%. BWC Mortgage Services loans-held-for-sale accounting for $15,043 of this, the Bank’s loan portfolio grew by $19,577,000 and the balance of the increase was in Fed Funds Sold. To support this growth, deposits the Bank increase by $40,097,000, or 9.6% since the first of the year. Most of this growth occurred when the Bank engaged in a brief time deposit campaign, during the latter part of February, offering a 2.25% rate on four (4) month certificates of deposit. The Bank has alternative sources of funds to replace this money, if needed, with less expensive sources during June and July, when these certificates mature. The balance of the funds supporting this growth was through the borrowing lines of BWC Mortgage Services which increased $15,084,000.

The Bank’s loan-to-deposits plus FHLB borrowing ratio as of December 31, 2003 was approximately 84% as compared to 82% at March 31, 2004.

Net Income

Net income for the first three months in 2004 of $1,074,000 was down $5,000 from the first three months in 2003. This represented a return on average assets during the quarter of 0.94% as compared to 1.05% in 2003, and a return on average equity of 9.49% as compared to 10.23% in 2003. The reduction in rates of return is the result of the decrease in the prime and market rates, and their continued historically low level since July of 2003. Since most of the Bank’s loans are indexed to the prime rate, decreases in this index will reduce the return on these assets to a greater extent than can be offset by reductions to interest-bearing deposits.

Earning assets averaged $445,455,000 during the first quarter of 2004, an increase of $56,684,000 from the comparable period in 2003. During this same period loans of the Bank averaged $349,214,000, an increase of $36,308,000 over 2003, and loans of BWC Mortgage Services averaged $11,259,000 and were nonexistent in the comparable period of 2003. Deposits averaged $376,553,000, an increase of $33,305,000 from 2003. FHLB fixed rate borrowings and other borrowings averaged $34,190,000 during the first quarter of 2004, an increase of $10,689,000 over 2003. Borrowings of BWC Mortgage Services averaged $11,231,000 during the first quarter of 2004 as compared to $0 in 2003.

Diluted earnings per average common share and common equivalent shares for the first three months of 2004 and 2003 were $0.27.

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

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the three-month period ended March 31, 2004 and 2003.

Net Interest Income Table
                                                                Three Months                          Three Months
                                                               Ended March 31,                       Ended March 31,
                                                                    2004                                  2003
                                                 -----------------------------------------------------------------------
                                                               Interest   Average                    Interest   Average
                                                    Average     Income/    Yield/         Average     Income/    Yield/
In thousands                                        Balance     Expense      Rate         Balance     Expense      Rate
------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Loans (3,4,5)                                     $ 349,214     $ 5,903     6.76%       $ 312,906     $ 5,439     7.02%
Investment Securities, Fed Funds, Other (2)          84,982         614     3.34%          75,865         719     4.11%
BWC Mortgage Banking - Loans                         11,259         301    10.76%               -           -     0.00%
                                                 -----------------------------------------------------------------------

   TOTAL EARNING ASSETS                             445,455       6,818     6.21%         388,771       6,158     6.48%
                                                 -----------------------------------------------------------------------

INTEREST BEARING
   LIABILITIES:
Interest Bearing Deposits                           262,701         608     0.94%         243,550         713     1.19%
FHLB & Other Borrowings - Bank                       34,190         399     4.80%          23,501         302     5.14%
BWC Mortgage Services - Borrowings                   11,231         101     3.61%               -           -     0.00%
                                                 -----------------------------------------------------------------------

TOTAL INTEREST BEARING
LIABILITIES                                         308,122       1,108     1.45%         267,051       1,015     1.54%
                                                 -----------------------------------------------------------------------

NET INTEREST INCOME                               $ 445,455     $ 5,710     5.21%       $ 388,771     $ 5,143     5.42%
                                                 =======================================================================

1.      Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.     Amounts calculated on a fully tax-equivalent basis where appropriate (2004 and 2003 Federal Statutory Rate was 34%).
3.     Nonaccrual loans of $111,000 and $1,070,000 as of March 31, 2004 and 2003 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
4.     Average loans are net of average deferred loan origination fees of $1,485,000 and $1,408,000 in 2004 and 2003, respectively.
5.     Loan interest income includes loan origination fees of $776,000 and $592,000 in 2004 and 2003, respectively.

Net interest income during the first three months of 2004 was $5,710,000, or $567,000 greater than the comparable period in 2003. This increase is the result of increases in the volume of earning assets. An analysis of the changes indicates that net interest income increased $794,000 due to volume alone, but was reduced by $227,000 due to rates.

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

The ratio of the allowance for credit losses to total loans as of March 31, 2004 was 2.03%, as compared to 1.88% for the period ending March 31, 2003. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of March 31, 2004 the Corporation had $6,420,000 in allocated reserves and $831,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net credit recoveries of $109,000 during the first quarter of 2004, as compared to net credit losses of $245,000 during the comparable period in 2003.

The following table provides information on past-due and nonaccrual loans:

                                  For the Three Months Ended March 31,
                                           2004             2003
                                     ----------      ------------
Loans Past Due 90 Days or More       $        0      $    35,000
Nonaccrual Loans                        111,000        1,070,000
Total                                $  111,000      $ 1,105,000

As of March 31, 2004 and 2003, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2004 remains uncollected. Interest foregone on nonaccrual loans was approximately $89,000 and $136,000 as of March 31, 2004 and 2003, respectively.

The Allowance for Loan and Lease Loss Reserve Methodology requires that certain loans be reviewed under the directives of the Federal Financial Institutions Examination Council’s (FFIEC) policy statement dated July 6, 2001 and FASB 114, to determine whether or not the loan is impaired and necessitates a Specific Reserve. By Bank policy all loans and leases that are classified Substandard (Risk Rating 6) or Doubtful (Risk Rating 7) are reviewed to determine if they are impaired. An impaired loan, defined by FASB 114, is one which “based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. All amounts due according to the contractual terms means “that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement”.

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

Noninterest Income

Noninterest income during the first quarter of 2004 of $3,451,000, was $645,000 less than during the comparable quarter of 2003. Nearly all the decrease is attributed to BWC Mortgage Services, which decreased $599,000 between the respective periods. The Bank reflected a decrease in service charges of $34,000 from the prior year, related primarily to a reduction in the collection of NSF charges, and to a reduction in service charge income which is tied to account balances and activity.

Noninterest Expense

Noninterest expense during the first quarter of 2004 was $6,772,000, which was $109,000 less than during the comparable quarter of 2003. The decrease in 2004 was due to decreases in BWC Mortgage Services operating expenses of $191,000. During this same period the Bank’s operating expenses increased $71,000 and Corporate expenses increased by $11,000.

Salaries, bonuses and benefits expense of $3,017,000 increased $246,000 from the prior year. Of this, BWC Mortgage Services increased $168,000. They had an average FTE (full-time-equivalency) of 29 during the first quarter of 2004, and an FTE of 19 during the comparable quarter of 2003. This increase is related to the continued growth and increased activity of BWC Mortgage Services. During this same period, the Bank decreased average FTE by 4 persons to 120 FTE. Salary, including benefits and merit increases, increased by $78,000 during this same period based on merit and cost of living increases.

Occupancy expense increased $59,000 during the first quarter of the current year, as compared to the prior year. Expansion of BWC Mortgage Services accounted for this increase.

Furniture and equipment expense increased $24,000 from the prior year.

Other expenses of $1,307,000 increased $187,000 from the prior year and were related to increases in expenses in BWC Mortgage Services. The Bank’s other expenses decreased $14,000 from the prior year.

Other Real Estate Owned

As of March 31, 2004, the Corporation had no “other real-estate-owned” assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 2004 and 2003. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of March 31, 2004, December 31, 2003, and March 31, 2003.

Risk-based capital ratios:                              Capital Ratios

                                                                                         Minimum
Current guidelines                 March 31,     December 31,         March 31,       Regulatory
                                    _2004_           _2003_            _2003_       Requirements
   Tier 1 capital                   10.45%           11.18%            11.21%           4.00%
   Total capital                    11.68%           12.42%            12.47%           8.00%
   Leverage ratio                    9.89%            9.63%            10.03%           3.00%

Liquidity

The objective of liquidity management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or the Corporation may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The liquidity position is continually monitored and reported on monthly to the Asset/Liability Management Committee.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets including the sale of BWC Mortgage Services Loans-Held-for-Sale.

An additional liquidity source began during the second quarter of 2003 with the creation of mortgage banking services provided through BWC Mortgage Services. This activity, supported by borrowings under lines-of-credit, created a pre-sold pool of mortgages reflected on the balance sheet as "Loans-Held-for-Sale". The average duration of these loans is three weeks before they are converted to cash and therefore it represents a source of liquidity for the Corporation. As of March 31, 2004 and December 31, 2003, Loans-Held-for-Sale represented 4% and 1% of total assets. Cash, investment securities, Loans-Held-for-Sale, and other temporary investments represent 28% of total assets at March 31, 2004, 25% at December 31, 2003 and 21% of total assets at March 31, 2003.

Core deposits, the most significant source of funding, comprised approximately 71% of funding as of March 31, 2004, 77% as of December 31, 2003 and 78% as of March 31, 2003.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $15,000,000. In addition, the Corporation has approximately $12,000,000 in secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation can also raise funds through the sale of SBA and Commercial Real Estate loans into the secondary market.

At the financial holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries.

During the past two years, the primary source of funding for the holding company has been receipts from dividends, stock options exercised, and returns of investment from its subsidiaries. The subsidiaries of the Corporation declared dividends to the holding company in the first quarter of 2004 and 2003 of $0 and $500,000, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first quarter of 2004 and 2003 of $1,171,000 and $1,165,000, respectively. As of January 1, 2004, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,318,000, versus $15,447,000 at January 1, 2003. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the holding company.

Refer to the Statement of Cash Flows for additional information on sources and uses of cash.

Quantitative and Qualitative Disclosures about Market Risk:

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of March 31, 2004 estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,198,000, which was 6.27% of 2004 annualized net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of March 31, 2004. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                            $ 33,381          $ -          $ -          $ -          $ -     $ 33,381
Investment securities                        4,090        7,072       10,301       50,320        2,775       74,558
Construction & Real Estate Loans           145,320        6,790        6,569       10,050       22,587      191,316
Commercial Loans                            97,820        2,997        1,427        2,361          371      104,976
Installment Loans                           45,530           16           23           53           31       45,653
Leases                                       1,648        1,805        3,213        8,085            -       14,751
BWC Mortgage Loans Held-for-Sale            20,185            -            -            -            -       20,185
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 347,974     $ 18,680     $ 21,533     $ 70,869     $ 25,764    $ 484,820
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                     $ 76,252     $ 76,251          $ -          $ -          $ -    $ 152,503
Time deposits <$100,000                     15,454       14,238        4,701        1,859            -       36,252
Time deposits >$100,000                     23,490       18,130        2,751        1,228            -       45,599
Federal Home Loan Bank Borrowings              214          217          441        9,157       22,112       32,141
BWC Mortgage Services Borrowings            20,155            -            -            -            -       20,155
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 135,565    $ 108,836      $ 7,893     $ 12,244     $ 22,112    $ 286,650
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 212,409    $ (90,156)    $ 13,640     $ 58,625     $  3,652    $ 198,170
Cumulative rate-sensitive gap            $ 212,409    $ 122,253    $ 135,893     $194,518     $198,170
                                      =================================================================

Cumulative rate-sensitive ratio               2.57         1.50         1.54         1.74         1.69

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

(b)     Changes in Internal Controls: In the quarter ended March 31, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Neither the Corporation, nor the Bank, is a defendant any in legal actions at this time. BWC Mortgage Services, a joint venture in which 51% is owned by BWC Real Estate, which in turn is a wholly owned subsidiary of the Corporation, is a defendant in two legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Corporation’s financial position.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

A $0.06 per share cash dividend was declared by the Board of Directors to Shareholders of Record as of February 6, 2004.

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

The registrant furnished a report on form 8-K dated January 23, 2004 which contains a press release announcing financial results for the quarter and year-to-date ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

May 13, 2004                                   James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

May 13, 2004                                    Leland E. Wines
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

Date:   May 13, 2004

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

Date:   May 13, 2004

James L. Ryan
Chairman and CEO

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 13, 2004

__________________
LELAND E. WINES
EVP/CFO & Corp. Secretary

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L.Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 13, 2004

__________________
JAMES L. RYAN
Chairman and CEO

Exhibit 32.2

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Corporation electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Corporation may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Corporation’s website: www.bowc.com. The Corporation posts these reports to its website as soon as reasonably practicable after filing them (commencing with our 2003 Annual Report on Form 10-K) with the SEC. None of the information on or hyperlinked from the Corporation’s website is incorporated into this Quarterly Report on Form 10-Q.