Form 10-Q
period 2004-06-30
BWC FINANCIAL CORP
filed 2004-08-10
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of August 1, 2004, there were 3,918,067 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in
	Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-11

Item 2
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	12-20

Item 3
	Quantitative and Qualitative Disclosures
	about Market Risk	20-21

Item 4
	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 2	Changes in Securities, Use of Proceeds and
	Issuer Purchases of Equity Securities	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of
	Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits and Reports on Form 8-K	23

	Signatures	24
	Certifications, EX 31.1 and 32.2	25-26
	EX-32.1 amd 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	27
	Where you can find more information	28

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                          June 30,   December 31,         June 30,
Assets                                                                    2004           2003             2003
                                                                 ----------------------------------------------
                                                                    (Unaudited)                     (Unaudited)
Cash and Due From Banks                                               $ 18,819       $ 17,959         $ 19,395
Federal Funds Sold                                                       7,400          3,470            2,000
Other Short-term Investments                                                50             71               82
                                                                 ----------------------------------------------
                    Total Cash and Cash Equivalents                     26,269         21,500           21,477

Investment Securities:
     Available-for-Sale                                                 72,536         67,684           57,154
     Held-to-Maturity (approximate fair value of $21,091 on 6/30/04,
          $19,245 on 12/31/03 and $15,193 on 6/30/03.                   21,072         18,971           14,854
Loans                                                                  356,468        337,119          341,917
Allowance for credit losses                                             (7,655)        (6,692)          (5,837)
                                                                 ----------------------------------------------
Net Loans                                                              348,813        330,427          336,080

BWC Mortgage Services Loans-Held-for-Sale                               18,445          5,142           11,994
Bank Premises and Equipment, Net                                         3,951          3,892            3,464
Other Real Estate Owned                                                      -              -              363
Interest Receivable and Other Assets                                    10,131          9,540            8,217
                                                                 ----------------------------------------------
                    Total Assets                                     $ 501,217      $ 457,156        $ 453,603
                                                                 ==============================================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 127,340      $ 123,496        $ 107,837
                                                                 ----------------------------------------------
      Interest-bearing:
          Money Market Accounts                                        155,405        152,188          153,289
          Savings and NOW Accounts                                      57,063         52,727           53,559
          Time Deposits:
               Under $100,000                                           30,674         23,225           25,742
               $100,000 or more                                         31,288         18,529           25,252
                                                                 ----------------------------------------------
               Total Interest-bearing                                  274,430        246,669          257,842

                    Total Deposits                                     401,770        370,165          365,679

Federal Home Loan Bank Borrowings                                       31,927         33,352           25,583
BWC Mortgage Services Borrowings                                        18,370          5,071           11,819
Fed Funds Purchased                                                          -              -            1,200
Other Borrowed Funds                                                         -              -            3,181
Interest Payable and Other Liabilities                                   3,217          3,745            3,241
                                                                 ----------------------------------------------

                    Total Liabilities                                  455,284        412,333          410,703
                                                                 ----------------------------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                         -              -                -
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        3,918,067 shares on 6/30/04, 3,909,132 on 12/31/03
        and 3,902,591 on 6/30/03.                                       39,139         39,019           31,283
Retained Earnings                                                        7,124          5,305           10,768
Accumulated other comprehensive income/(loss)                             (330)           499              849
                                                                 ----------------------------------------------
                    Total Shareholders' Equity                          45,933         44,823           42,900
                                                                 ----------------------------------------------
                    Total Liabilities and Shareholders' Equity       $ 501,217      $ 457,156        $ 453,603
                                                                 ==============================================
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the Three Months            For the Six Months
In thousands except per-share amounts                                      Ended June 30,                  Ended June 30,
                                                             ---------------------------------------------------------------
                                                                        2004            2003           2004            2003
Interest Income                                                   (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                             ---------------------------------------------------------------
     Loans, including Fees                                           $ 6,445         $ 5,793       $ 12,626        $ 11,233
     Investment Securities:
          Taxable                                                        536             533          1,006           1,114
          Non-taxable                                                    145             107            283             214
     Federal Funds Sold                                                   52              33             81              63
                                                             ---------------------------------------------------------------
                Total Interest Income                                  7,178           6,466         13,996          12,624

Interest Expense
       Deposits                                                          735             696          1,345           1,409
       Federal Funds Purchased                                             -               1              6               1
       FHLB Borrowings                                                   390             286            783             588
       BWC Mortgage Services                                             256              71            355              71
                                                             ---------------------------------------------------------------
                 Total Interest Expense                                1,381           1,054          2,489           2,069

Net Interest Income                                                    5,797           5,412         11,507          10,555
Provision for Credit Losses                                              375             300            825             600
                                                             ---------------------------------------------------------------
Net Interest Income After Provision For Credit Losses                  5,422           5,112         10,682           9,955

Noninterest Income
       BWC Mortgage Services - Commissions                             2,714           2,575          4,754           5,430
       BWC Mortgage Services - Fees & Other                            1,121           1,082          1,872           1,617
       Service Charges on Deposit Accounts                               236             264            467             529
       Other                                                             439             401            854             842
       Gain/(loss) on Security Transactions                                -             (12)            14             (12)
                                                             ---------------------------------------------------------------
                Total Noninterest Income                               4,510           4,310          7,961           8,406

Noninterest Expense
       Salaries and Related Benefits                                   3,101           2,772          6,118           5,543
       BWC Mortgage Services - Commissions                             2,002           2,129          3,495           4,139
       Occupancy                                                         603             489          1,151             978
       Furniture and Equipment                                           203             193            400             366
       Other                                                           1,731           1,754          3,248           3,192
                                                             ---------------------------------------------------------------
                Total Noninterest Expense                              7,640           7,337         14,412          14,218
                                                             ---------------------------------------------------------------
BWC Mortgage Services - Minority Interest                                377             288            564             579

Income Before Income Taxes                                             1,915           1,797          3,667           3,564
Provision for Income Taxes                                               699             678          1,377           1,366
                                                             ---------------------------------------------------------------
Net Income                                                           $ 1,216         $ 1,119        $ 2,290         $ 2,198
                                                             ===============================================================
Basic Earnings Per Share                                              $ 0.31          $ 0.29         $ 0.59          $ 0.56
Diluted Earnings Per Share                                            $ 0.31          $ 0.29         $ 0.58          $ 0.56
                                                             ===============================================================

Weighted Average Basic Shares                                      3,910,697       3,902,633      3,909,914       3,941,633
Weighted Average Diluted Share Equivalents
     Related to Options                                               34,233          18,851         35,089          15,402
Weighted Average Diluted Shares                                    3,944,930       3,921,484      3,945,003       3,957,036
                                                             ===============================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2003, and June 30, 2004

In thousands except share amounts                                                                Accumulated
                                                                                                       Other
                                                          Number        Common     Retained    Comprehensive                 Comprehensive
                                                       of Shares         Stock     Earnings     Income/(Loss)         Total         Income
                                                    ---------------------------------------------------------------------------------------

Balance, January 1, 2003                               3,619,510      $ 32,575      $ 8,570            $ 854       $ 41,999

Net Income as of December 31, 2003                            --            --        4,799               --          4,799          4,799
Other Comprehensive Income, net of tax
     liability of $301                                        --            --           --             (355)          (355)          (355)
                                                                                                                            ---------------
Comprehensive Income                                          --            --           --               --             --        $ 4,444
Stock options exercised                                    6,140            89           --               --             89
Repurchase and retirement of shares by the
     Corporation                                         (71,700)       (1,292)          --               --         (1,292)
Cash Dividend Paid                                            --            --         (426)              --           (426)
10% stock dividend including payment of
     fractional shares                                   355,182         7,633       (7,638)              --             (5)
Tax benefit from the exercise of stock options                --            14           --               --             14
                                                    ------------------------------------------------------------------------
Balance, December 31, 2003                             3,909,132      $ 39,019      $ 5,305            $ 499       $ 44,823
                                                    ------------------------------------------------------------------------

Net Income as of June 30, 2004                                --            --        2,290               --          2,290          2,290
Other Comprehensive Income, net of tax
     benefit of $208                                          --            --           --             (829)          (829)          (829)
                                                                                                                            ---------------
Comprehensive Income                                          --            --           --               --             --        $ 1,461
Stock options exercised                                    8,935           120           --               --            120
Cash Dividend Paid                                            --            --         (471)              --           (471)
                                                    -----------------------------------------------------------------------
Balance, June 30, 2004 (Unaudited)                     3,918,067      $ 39,139      $ 7,124           $ (330)      $ 45,933
                                                    ========================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                For the Six Months Ended June 30,
                                                                      ---------------------------------------
                                                                                     2004               2003
                                                                      ---------------------------------------
OPERATING ACTIVITIES:                                                          (Unaudited)        (Unaudited)
Net Income                                                                        $ 2,290            $ 2,198
Adjustments to reconcile net income to
     net cash provided(used):
     Loan fees earned                                                              (1,618)            (1,225)
     Provision for credit losses                                                      825                600
     Depreciation on fixed assets                                                     336                262
   Amortization and accretion on securities                                           950                515
     (Gain)/loss on sale of securities available for sale                             (14)                12
   Increase in BWC Mtg. loans held-for-sale                                       (13,303)           (11,994)
     (Increase)/decrease in accrued interest receivable
        and other assets                                                             (591)               371
     (Decrease)/increase in accrued interest payable
        and other liabilities                                                        (529)               350
                                                                      ---------------------------------------
               Net Cash Used by Operating Activities                              (11,654)            (8,911)
                                                                      ---------------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                   8,623             16,144
Proceeds  from the sales of available-for-sale
   investment securities                                                           15,334                488
Purchase of investment securities                                                 (32,675)           (18,243)
Loans originated, net of collections                                              (17,593)           (31,871)
Increase in Other Real Estate Owned                                                     -               (363)
Purchase of bank premises and equipment                                              (394)              (566)
                                                                      ---------------------------------------
               Net Cash Used by Investing Activities                              (26,705)           (34,411)
                                                                      ---------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                           31,605             24,726
Increase/(decrease) in Federal Home Loan borrowings                                (1,425)             6,342
Increase in BWC Mortgage Services borrowings                                       13,299             11,994
Cash dividends paid                                                                  (471)                 -
Proceeds from issuance of common stock                                                120                  -
Cash paid for the repurchase of common stock                                            -             (1,292)
                                                                      ---------------------------------------
               Net Cash Provided by Financing Activities                           43,128             41,770
                                                                      ---------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                               4,769             (1,552)
Cash and cash equivalents at beginning of year                                     21,500             23,029
                                                                      ---------------------------------------
     Cash and Cash Equivalents at period end                                     $ 26,269           $ 21,477
                                                                      =======================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                     $ 2,367            $ 2,142
                                                                      =======================================
Income Taxes Paid                                                                   $ 888            $ 1,096
                                                                      =======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2004 and the results of operations for the three months and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2003 10-K. The results of operations for the six months ended June 30, 2003, and the results of interim periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend given in December 2003.

2.      INVESTMENT SECURITIES

An analysis of the investment security portfolio at June 30, 2004 follows:
In thousands
                                                                                   Gross             Gross         Estimated
                                                              Amortized       Unrealized        Unrealized              Fair
Available-for-sale                                                 Cost            Gains            Losses             Value
                                                        ---------------------------------------------------------------------
U.S. Treasury Securities                                          $ 271              $ -               $ 4             $ 267
Securities of U.S. Government Agencies                           31,844               57               324            31,577
Taxable Securities of State and
   Political Subdivisions                                        23,275               72               411            22,936
Corporate Debt Securities                                        17,684              197               125            17,756
                                                        ---------------------------------------------------------------------
     Total                                                       73,074              326               864            72,536
Held-to-maturity
Obligations of State and Political Subdivisions                  21,072              155               136            21,091
                                                        ---------------------------------------------------------------------
     Total Investment Securities                               $ 94,146            $ 481           $ 1,000          $ 93,627
                                                        =====================================================================

In 2004 the Corporation received proceeds from sale of available-for-sale investment securities of
$15,334,000.  Gains (losses) included in other noninterest income totaled $62,000 in gains and
$48,000 in losses.

The maturities of the investment security portfolio at June 30, 2004 follow:
In thousands                                                                              Held-to-maturity
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair         Effective
                                                                                    Cost             Value             Yield
                                                                        -----------------------------------------------------
Within one year                                                                  $ 5,942           $ 5,955             4.10%
After one year through five years                                                 11,450            11,478             3.93%
Over five years through ten years                                                  3,680             3,658             4.59%
                                                                        -----------------------------------------------------
     Total                                                                      $ 21,072          $ 21,091             4.09%
                                                                        =====================================================

                                                                                        Available-for-Sale
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair         Effective
                                                                                    Cost             Value             Yield
                                                                        -----------------------------------------------------
Within one year                                                                 $ 24,039          $ 24,109             2.84%
After one year through five years                                                 44,535            43,955             3.03%
Over five years through ten years                                                  4,500             4,472             3.45%
                                                                        -----------------------------------------------------
     Total                                                                      $ 73,074          $ 72,536             2.97%
                                                                        =====================================================

At June 30, 2004 securities with a book value of $14,461,000 were pledged to secure public deposits.
Market value of these same securities on that date was $14,476,000.

3.     ALLOWANCE FOR CREDIT LOSSES

In thousands
                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                                2004                 2003
                                                                         ---------------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses                                                        $ 356,468            $ 341,917
                                                                         ---------------------------------

Allowance for credit losses at
   beginning of period                                                         6,692                5,977

Charge-offs                                                                      (40)                (844)
Recoveries                                                                       178                  104
                                                                         ---------------------------------
Net (charge-offs)/recoveries                                                     138                 (740)

Provisions                                                                       825                  600
Allowance for credit losses at
   end of period                                                             $ 7,655              $ 5,837
                                                                         =================================
Ratio of allowance for credit
   losses to loans                                                             2.15%                1.71%

4.     COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-
for-sale investments reported as a component of shareholders' equity.

The components of other comprehensive income for the six months ended
June 30, 2004 and 2003 are as follows:
In thousands
                                                                          2004              2003
=================================================================================================
Unrealized gain(loss) arising
during the period, net of tax                                           $ (852)            $ (12)
-------------------------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains(losses) on securities
available-for-sale included in net
income during the year, net of tax                                         (23)               (7)
-------------------------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income                                           $ (829)             $ (5)
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

Summarized financial information for the periods ended June 30, 2004 and 2003 concerning the Corporation’s reportable segments is shown in the following table.

For the Six Months
Ended 06/30/2004                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                               $ 13,100                $ 906                 $ (10)            $ 13,996
Commissions Received                                       -                4,754                     -                4,754
Total Interest Expense                                 2,141                  358                   (10)               2,489
Salaries & Benefits                                    4,868                1,250                     -                6,118
Commissions Paid                                           -                3,495                     -                3,495
Segment Profit before Tax                              3,230                1,128                  (691)               3,667
Total Assets                                       $ 481,763             $ 21,200              $ (1,746)           $ 501,217
-----------------------------------------------------------------------------------------------------------------------------

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
-----------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
Ended 06/30/2004                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,577                $ 605                  $ (4)             $ 7,178
Commissions Received                                       -                2,714                     -                2,714
Total Interest Expense                                 1,128                  257                    (4)               1,381
Salaries & Benefits                                    2,411                  690                     -                3,101
Commissions Paid                                           -                2,002                     -                2,002
Segment Profit before Tax                              1,568                  754                  (407)               1,915
Total Assets                                       $ 481,763             $ 21,200              $ (1,746)           $ 501,217
-----------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
Ended 06/30/2003                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 6,357                $ 110                  $ (4)             $ 6,466
Commissions Received                                       -                2,575                     -                2,575
Total Interest Expense                                   984                   72                    (4)               1,054
Salaries & Benefits                                    2,327                  445                     -                2,772
Commissions Paid                                           -                2,129                     -                2,129
Segment Profit before Tax                              1,548                  576                  (474)               1,797
Total Assets                                       $ 440,760             $ 13,385                $ (238)           $ 453,603
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

                                                                    For the Six Months Ended
In thousands except per-share amounts                                       June 30,
                                                                    2004                 2003
                                                        -----------------    -----------------
Net income, as reported                                          $ 2,290              $ 2,198
Deduct:  Total stock-based compensation expense
   determined under the fair-value-based method
   for all awards, net of related taxes                               77                   80
                                                        -----------------    -----------------
Pro forma net income                                             $ 2,213              $ 2,118

Basic income per share, as reported                               $ 0.59               $ 0.56
Proforma basic income per share                                   $ 0.57               $ 0.54

Diluted income per share, as reported                             $ 0.58               $ 0.56
Proforma diluted income per share                                 $ 0.56               $ 0.54

Weighted Average Basic Shares                                  3,909,914            3,941,633
Weighted Average Diluted Shares                                3,945,003            3,957,036

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp., Bank of Walnut Creek and BWC Real Estate, include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Bank operate, competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions - including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

Selected Financial Data - Summary:
The following table provides certain selected consolidated financial data as of and for the three month and six-month periods ended June 30, 2004 and 2003.
                                                                   Quarter Ended                  Year to Date
SUMMARY INCOME STATEMENT                                               June 30,                     June 30,
( Unaudited in thousands except share data)                    2004           2003           2004          2003
                                                      ----------------------------------------------------------
Interest Income                                             $ 7,178        $ 6,466       $ 13,996      $ 12,624
Interest Expense                                              1,381          1,054          2,489         2,069
                                                      ----------------------------------------------------------
Net Interest Income                                           5,797          5,412         11,507        10,555
Provision for Credit Losses                                     375            300            825           600
Non-interest Income                                           4,510          4,310          7,961         8,406
Non-interest Expense                                          7,640          7,337         14,412        14,218
Minority Interest                                               377            288            564           579
                                                      ----------------------------------------------------------
EBIT                                                          1,915          1,797          3,667         3,564
Income Taxes                                                    699            678          1,377         1,366
                                                      ----------------------------------------------------------
Net Income                                                  $ 1,216        $ 1,119        $ 2,290       $ 2,198

Per share:
(Share and share equivalents have been adjusted for the
   stock dividend granted in December 2003)
Basic EPS                                                    $ 0.31         $ 0.29         $ 0.59        $ 0.56
Diluted EPS                                                  $ 0.31         $ 0.29         $ 0.58        $ 0.56
Weighted Average Basic shares                             3,910,697      3,902,633      3,909,914     3,941,633
Weighted Average Diluted Shares                           3,944,930      3,921,484      3,945,003     3,957,036
Cash dividends                                               $ 0.06            $ -         $ 0.12           $ -
Book value at period-end                                                                  $ 11.72       $ 10.99
Ending shares (adjusted for stock dividend in December 2003)                            3,918,067     3,902,591

Selected Financial Data - Summary cont:                          Quarter Ended                Year to Date
                                                                     June 30,                     June 30,
Financial Ratios:                                              2004           2003           2004          2003
                                                      ----------------------------------------------------------
Return on Average Assets                                      1.00%          1.04%          0.97%         1.05%
Return on Average Equity                                     10.60%         10.57%         10.06%        10.38%
Net Interest Margin to Earning Assets                         4.80%          5.34%          5.02%         5.35%
Net loan losses (recoveries) to avg. loans                   -0.01%          0.11%         -0.04%         0.19%
Efficiency Ratio (Bank only)                                 65.00%         68.75%         66.23%        68.13%

SUMMARY BALANCE SHEET
(Unaudited in thousands)                                            June 30,
Assets:                                                        2004           2003
                                                      -----------------------------
Cash and Equivalents                                       $ 26,269       $ 21,477
Investments                                                  93,608         72,008
Loans                                                       356,468        341,917
Allowance for Credit Losses                                  (7,655)        (5,837)
BWC Mortgage Services, Loans Held-for-Sale                   18,445         11,994
Other Assets                                                 14,082         12,044
                                                      -----------------------------
Total Assets                                              $ 501,217      $ 453,603

Deposits:                                                 $ 401,770      $ 365,679
Other Borrowings                                             50,297         41,783
Other Liabilities                                             3,217          3,241
                                                      -----------------------------
Total Liabilities                                           455,284        410,703
Equity                                                       45,933         42,900
                                                      -----------------------------
Total Liabilities and Equity                              $ 501,217      $ 453,603

General

Prime rate averaged 4.00% during the first half of 2004, compared to 4.25% for the first half of 2003, a decrease of 0.25% between the comparable periods. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. On July 1, 2004 the Federal Reserve raised their funds rate by 0.25%, resulting in banks raising their prime lending rates by a like amount. The economy still reflects a lot of uncertainty, however, with continued strengthening and growth, interest rates are projected to continue increasing by measured steps. A stronger economy and higher rates will reflect positively in the Corporation’s performance.

Total assets of the Corporation at June 30, 2004 of $501,217,000 have increased $47,613,000 or 10.5% as compared to June 30, 2003. Total loans of $356,468,000 have increased $14,551,000 or 4.3%, and total deposits plus FHLB long-term borrowings of $433,697,000 have increased $42,435,000 or 11%. Since year-end 2003 the Corporation’s assets have increased 10%, loans increased 6%, and deposits plus FHLB long-term borrowings increased 7%.

The Corporation’s loans-to-deposits plus FHLB borrowings ratio as of June 30, 2004 was 82%, as compared to 87% in 2003 and 84% at year-end 2003.

The Corporation’s subsidiary, BWC Mortgage Services, has established lines-of-credit with third party providers for the purpose of funding sold loans to reduce the time it takes to close mortgages for borrowers. The loans held-for-sale are generally on the books for less than a month and carry virtually no credit risk to the Corporation. For this reason these loans are reported as a separate line item below the loans and reserves of the Corporation and are not included in the calculation of the ratio of allowance for credit losses to loans. Interest income and fees associated with these loans are included in the “Loans, including Fees” section of the Corporation’s income statement.

Net Income

Net income for the first six months in 2004 of $2,290,000 was $92,000 more than the first six months in 2003. This represented a return on average assets during this period of 0.97% and a return on average equity of 10.06%. The return on average assets during the first six months of 2003 was 1.05%, and the return on average equity was 10.38%.

Net income for the three months ending June 30, 2004 of $1,216,000 was $97,000 more than the comparable period in 2003. The return on average assets during the second quarter was 1.00%, and the return on average equity was 10.60%. The return on average assets during the second quarter of 2003 was 1.04%, and the return on average equity was 10.57%.

Earning assets averaged $468,171,000 during the six months ended June 30, 2004, as compared to $399,788,000 for the comparable period in 2003. Earning assets averaged $490,886,000 during the second quarter of 2004 as compared to $410,804,000 during the second quarter of 2003.

Diluted earnings per average common share were $0.58 for the first six months of 2004 as compared to $0.56 for the first six months of 2003. For the second quarter of 2004, diluted earnings per average common share were $0.31 as compared to $0.29 for the second quarter of 2003.

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

Net interest income during the first six months of 2004 was $11,507,000 or $952,000 more than the comparable period in 2003. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $15,513,000 more than during the first six months of 2003. The prime lending rate averaged 4.00% during the first six months of 2004 as compared to an average of 4.25% for the first six months of 2003.

Due to the Corporation’s asset-sensitive position, decreasing interest rates result in a decrease in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.02% during the first six months of 2004 as compared to 5.35% in 2003. The decrease in net interest margin is estimated to have resulted in a decrease in interest income of $121,000 during the first six months of 2004 as compared to the same period in 2003. This was offset by the increased interest income related to growth of earning assets, which contributed to an increase over the comparable period of an estimated $1,073,000.

During the second quarter 2004 the Corporation’s net interest margin averaged 4.80% as compared to 5.34% in 2003. The decrease in net interest margin is estimated to have resulted in a decrease in interest income of $359,000 during the second quarter of 2004 as compared to the same period in 2003. This was offset by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $744,000.

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the six-month and second quarter periods ended June 30, 2004 and 2003.

                                                                         Six Months                                               Six Months
                                                                       Ended June 30,                                           Ended June 30,
                                                                            2004                                                     2003
                                                     ---------------------------------------------------      ---------------------------------------------------
                                                                              Interest          Average                                Interest          Average
                                                              Average          Income/           Yield/                Average          Income/           Yield/
EARNING ASSETS:                                               Balance          Expense             Rate                Balance          Expense             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Loans (3,4,5)                                               $ 352,353         $ 11,719            6.71%              $ 318,576         $ 11,125            7.04%
Investment Securities, Fed Funds, Other (2)                    97,849            1,370            3.12%                 76,529            1,391            3.81%
BWC Mtg Banking - Loans                                        17,969              907           10.18%                  4,682              108            4.65%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL EARNING ASSETS                                        $ 468,171         $ 13,996            6.09%              $ 399,787         $ 12,624            6.40%

INTEREST BEARING LIABILITIES:                              Avg.Volume         YTD Int.             Rate             Avg.Volume         YTD Int.             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Interest Bearing Deposits                                   $ 274,302          $ 1,342            0.99%              $ 247,335          $ 1,408            1.15%
FHLB & Other Borrowing - Bank                                  33,114              789            4.80%                 23,541              589            5.05%
BWC Mortgage Services - Borrowings                             18,013              358            4.01%                  1,682               72            8.63%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES                          $ 325,429          $ 2,489            1.54%              $ 272,558          $ 2,069            1.53%

NET INTEREST INCOME                                         $ 142,742         $ 11,507            5.02%              $ 127,229         $ 10,555            5.35%

                                                                          Quarter                                                  Quarter
                                                                       Ended June 30,                                           Ended June 30,
                                                                            2004                                                     2003
                                                     ---------------------------------------------------      ---------------------------------------------------
                                                                              Interest          Average                                Interest          Average
                                                              Average          Income/           Yield/                Average          Income/           Yield/
EARNING ASSETS:                                               Balance          Expense             Rate                Balance          Expense             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Loans (3,4,5)                                               $ 355,492          $ 5,840            6.59%              $ 324,247          $ 5,685            7.03%
Investment Securities, Fed Funds, Other (2)                   110,715              733            2.93%                 77,193              673            3.78%
BWC Mtg Banking - Loans                                        24,679              605            9.83%                  9,364              108            4.63%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL EARNING ASSETS                                        $ 490,886          $ 7,178            5.93%              $ 410,804          $ 6,466            6.37%

INTEREST BEARING LIABILITIES:                              Avg.Volume        Quarterly             Rate             Avg.Volume        Quarterly             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Interest Bearing Deposits                                   $ 285,903            $ 735            1.03%              $ 251,120            $ 696            1.11%
FHLB & Other Borrowing - Bank                                  32,036              390            4.88%                 23,582              287            4.88%
BWC Mortgage Services - Borrowings                             24,704              256            4.16%                  9,364               71            3.04%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES                          $ 342,643          $ 1,381            1.62%              $ 284,066          $ 1,054            1.49%

NET INTEREST INCOME                                         $ 148,243          $ 5,797            4.80%              $ 126,738          $ 5,412            5.34%

1.      Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.     Amounts calculated on a fully tax-equivalent basis where appropriate (2004 and 2003 Federal Statutory Rate was 34%).
3.     Nonaccrual loans of $743,000 and $758,000 as of June 30, 2004 and 2003 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
4.     Average loans are net of average deferred loan origination fees of $1,485,000 and $1,438,000 in 2004 and 2003, respectively.
5.     Loan interest income includes loan origination fees of $1,618,000 and $1,225,000 in 2004 and 2003, respectively.

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

The ratio of the allowance for credit losses to total loans as of June 30, 2003 was 2.15%, as compared to 1.71% for the period ending June 30, 2003. There were two primary reasons for the increase in this ratio. First, net loan losses were significantly reduced from the prior year, and represented a net recovery during the current period. Second, loan growth was not as vigorous as plan, with the result that the allowance ratio exceeded plan. The Corporation will be reducing its provision to allowance for credit losses during the second half of the year, unless credit conditions or loan growth significantly change during the second half of the year. The Corporation’s ratios for both periods is considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of June 30, 2004 it had $5,917,000 in allocated allowance and $1,738,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net recoveries of $138,000 during the first six months of 2004 as compared to net losses of $740,000 during the comparable period in 2003.

The following table provides information on past-due and nonaccrual loans:

                                         For the Six Months Ended June 30,
                                        ---------------------------------------
                                             2004                  2003
                                        ---------------------------------------

Loans Past-due 90 Days or More        $    16,000          $     77,000
Nonaccrual Loans                          743,000               758,000
                                          -------               -------
Total                                  $  759,000           $   835,000
                                         ========               =======

As of June 30, 2004 and 2003, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2004 remains uncollected. Interest foregone on nonaccrual loans was approximately $108,000 and $150,000, as of June 30, 2004 and 2003, respectively.

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

Noninterest Income

Noninterest income during the first six months of 2004 was $445,000 less than during the comparable period of 2003 of which $421,000 was in decreased income from BWC Mortgage Services. This is a reflection of the market for mortgages and refinancing which was particularly strong during 2003. During 2004 this activity had decreased substantially during the first part of the year, but picked up during the second quarter. There is also a decrease in service charge income of $62,000 which is in part due to the free checking program being sponsored by the Bank this year, as well as a decrease in NSF fees this year as compared to the prior year.

There were net gains on securities available-for-sale of $14,000 during the first six months of 2004 as compared to losses of $12,000 during the comparable 2003 period.

During the second quarter of 2004 noninterest income from BWC Mortgage Services was $178,000 greater then the comparable period in 2003. Mortgage interest rates started increasing during the second quarter of 2004, resulting in a rush to close by customers who wanted to lock in their rates before they increased any further. This surge in demand has now passed and mortgage activity has returned to more stable levels. Service charges by the Bank reflect a decrease of $28,000 from the prior year quarter, due to the same reasons as given for the six month results.

Noninterest Expense

Noninterest expense during the first six months of 2004 was $194,000 greater than during the comparable period in 2003. All categories listed under noninterest expense include consolidated expenses from BWC Mortgage Services, not just the two line items specifically referring to their commission expense and to their fee expense. BWC Mortgage Services’ total operating expenses during this period in 2004 were $6,047,000, as compared to $5,929,000 in 2003, or $118,000 greater. The balance of the increase was in salaries and benefits expense in the Bank.

Salaries and related benefits were $575,000 greater during the first six months of 2004 as compared to 2003. Of this increase, BWC Mortgage Services accounted for $413,000. This is again related to the significant growth and increase in activity in this market segment. The Bank’s staff averaged 120 full-time equivalent (FTE) persons during the first six months of 2004 as compared to 125 during 2003.

Occupancy expense increased $173,000 over the comparable period in 2003. Of this increase, BWC Mortgage Services accounted for $118,000 and the Bank $55,000. BWC Mortgage Services acquired new and expanded office space during the comparative periods, increasing their space by 7,000 square feet. The Bank completed a remodel of its headquarters building in Walnut Creek during the first half of 2004, at a capitalized expenditure of approximately $1,000,000. Amortization of this expense will take place over the remaining 12 year term of the Main Office lease. Other increases are related to general operating and CPI-based increases in the properties leased by the Bank.

Total furniture and equipment expenses increased $34,000 as compared to the 2003 period. Nearly all of this increase took place in BWC Mortgage Services and was related to their move into new quarters. The expenses related to the Bank’s remodeling efforts (both in occupancy and FF&E expense) will become more apparent in future quarters as these capitalized expenditures begin to be amortized.

Other expenses reflect an increase of $56,000 between the respective periods. This is the result of increased expenses in BWC Mortgage Services.

During the second quarter of 2004 the Corporation’s noninterest expense increased $303,000 over the comparable quarter of 2003, which was related to increased expenses by BWC Mortgage Services. The same reasons given for the six month period are applicable to the quarterly results.

Other Real Estate Owned

As of June 30, 2004 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 2004 and 2003. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of June 30, 2004, December 31, 2003, and June 30, 2003.

Risk-based capital ratios:                           Capital Ratios
                                                                                     Minimum
                      June 30,         December 31,          June 30,             Regulatory
                         2004                 2003              2003            Requirements
                         ----                 ----              ----            ------------
   Tier 1 capital       10.65%               11.18%            10.70%                  4.00%
   Total capital        11.87%               12.42%            11.93%                  8.00%
   Leverage ratio        9.49%                9.63%             9.78%                  3.00%

The Company’s total shareholders’ equity increased $1,939,000 from December 31, 2003, due primarily to earnings, which was reduced by a decrease in comprehensive income by $829,000. From June 30, 2003 shareholders’ equity increased $4,212,000, primarily due to earnings, offset by a $1,179,000 decrease in comprehensive income. Shareholders’ equity was 9.16% of total assets as of June 30, 2004, 9.80% as of December 31, 2003 and 9.46% as of June 30, 2003.

The market value of available-for-sale securities was $538,000 less than book value at June 30, 2004 and $800,000 greater than book value on December 31, 2003 and $1,365,000 greater on June 30, 2003. These changes are a result of changes in market interest rates, which resulted in unrealized losses in the investment portfolio as of June 30, 2004 and unrealized gains as of December 31, 2003 and June 30, 2003. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease and vice versa in the event of rate decreases. Because changes in the market value of available-for-sale securities are a component of other comprehensive income within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. The Company performs a quarterly simulation analysis of changes in the market value of the investment portfolio given a 200-basis-point change in interest rates. The latest analysis indicated a decrease in market value of approximately $3.0 million (net of federal income tax) given a 200-bp increase in rates and a 2.98 increase in market value given a 200-bp decrease in rates. Only if the entire portfolio of available-for-sale securities were liquidated would the above impacts be realized. The Corporation purchases securities to provide a constant stream of maturities to meet normal liquidity needs. On occasion, some sales may take place for temporary liquidity needs; however, it is highly unlikely that a significant portion of available-for-sale securities would ever be liquidated prior to maturity. In addition, the Company would continue to be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets including the sale of BWC Mortgage Services Loans Held-for-Sale.

An additional liquidity source began during the second quarter of 2003 with the creation of mortgage banking services provided through BWC Mortgage Services. This activity, supported by borrowings under lines-of-credit, created a pre-sold pool of mortgages reflected on the balance sheet as “Loans Held-for-Sale”. The average duration of these loans is three weeks before they are converted to cash and therefore it represents a source of liquidity for the Corporation. As of June 20, 2004, Loans Held-for-Sale represented 3.4% of total assets. This ratio was 1.1% and 2.6% on December 31, 2003 and June 30, 2003, respectively.

Cash, investment securities, Loans Held-for-Sale, and other temporary investments represent 28% of total assets at June 30, 2004, 25% at December 31, 2003 and 23% of total assets at June 30, 2003.

Core deposits, the most significant source of funding, comprised approximately 74% of funding sources as of June 30, 2004, 77% on December 31, 2003 and 75% on June 30, 2003.

Cash flows from financing activities contributed significantly to liquidity. As indicated on the Company’s Consolidated Statement of Cash Flows, net cash from financing activities provided $43,128,000 during the first six months of 2004 and $41,770,000 during the same period in 2003. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $31,605,000 for the six months ended June 30, 2004 compared to $24,726,000 for the period ending June 30, 2003. Borrowing activities also provide a source of funding and in the period ending June 30, 2004 contributing $11,874,000 during the first six months of 2004 as compared to $18,336,000 for the period ending June 30, 2003. Another important source of liquidity is investments in federal funds and other short-term investments and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $23,957,000 for the six months ending June 30, 2004 compared to $16,632,000 for the period ending June 30, 2003. Other than investing activities, the balance of the funds provided from financing activities were used in operating activities, which for the six months ended June 30, 2004 used $11,654,000 compared to $8,911,000 for the period ending June 30, 2003. The most significant operating activity was the increase in mortgage banking services provided through BWC Mortgage Services. This is an operating activity in mortgage banking since this represents short-term funding of pre-sold loans to speed the cash flow of the operations. These loans are not being funding as an investment.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $15,000,000. In addition, the Corporation has approximately $14,000,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the financial holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The primary sources of funding for the holding company include dividends and returns of investment from its subsidiaries. During the first six months of 2004 the Corporation received $119,000 from the exercise of stock options. During the first six months of 2003 there were no stock options exercised. The subsidiaries of the Corporation declared dividends to the holding company in the first six months of 2004 and 2003 of $0, and $2,260,000, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first six months of 2004 and 2003 of $2,417,000, and $2,322,000, respectively. As of January 1, 2004, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,318,000, versus $15,447,000 at January 1, 2003. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows, may not represent cash immediately available to the holding company.

Quantitative and Qualitative Disclosures about Market Risk:

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities, and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of June 30, 2004 estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,318,000, which was 6.14% of 2004 annualized net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of June 30, 2004. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

The Corporation’s interest-rate risk as of June 30, 2004 was consistent with the interest-rate exposure presented in the Corporation’s 2003 10-K and was within the Corporation’s risk policy range.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                             $ 7,450          $ -          $ -          $ -          $ -      $ 7,450
Investment securities                        7,996       10,054       12,001       55,405        8,152       93,608
Construction & Real Estate Loans           139,585       13,961          942       13,202       22,423      190,113
Commercial Loans                            99,770        1,108        1,637        2,727           42      105,284
Installment Loans                           45,559           11           13           46            -       45,629
Leases                                       1,657        1,773        3,261        8,751            -       15,442
BWC Mortgage Loans Held-for-Sale            18,445            -            -            -            -       18,445
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 320,462     $ 26,907     $ 17,854     $ 80,131     $ 30,617    $ 475,971
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                     $ 77,703     $ 77,702          $ -          $ -          $ -    $ 155,405
Time deposits <$100,000                     15,990        6,172        6,147        2,365            -       30,674
Time deposits >$100,000                     18,169        6,918        3,745        2,456            -       31,288
Federal Home Loan Bank Borrowings              217          219          447        9,152       21,892       31,927
BWC Mortgage Services Borrowings            18,370            -            -            -            -       18,370
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 130,449     $ 91,011     $ 10,339     $ 13,973     $ 21,892    $ 267,664
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 190,013    $ (64,104)     $ 7,515     $ 66,158      $ 8,725    $ 208,307
Cumulative rate-sensitive gap            $ 190,013    $ 125,909    $ 133,424    $ 199,582    $ 208,307
                                      =================================================================

Cumulative rate-sensitive ratio               2.46         1.57         1.58         1.81         1.78

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

(b)      Changes in Internal Controls: In the quarter ended June 30, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Neither the Corporation, nor the Bank, is a defendant in any legal actions at this time. BWC Mortgage Services, a joint venture in which 51% is owned by BWC Real Estate, which in turn is a wholly owned subsidiary of the Corporation, is a defendant in two legal actions arising from normal business activities. Management believes that these actions are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Corporation’s financial position.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 25, 2004 for the purpose of the election of directors and the ratification of accountants. All nominated directors were elected and the accounting firm was ratified.

Item 5 - Other Information

A $0.06 per share cash dividend was declared by the Board of Directors April 29, 2004, to Shareholders of Record as of May 10, 2004.

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

The registrant furnished a report on form 8-K dated July 21, 2004 which contains a press release announcing financial results for the quarter and year-to-date ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

August 10, 2004                                   James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

August 10, 2004                                    Leland E. Wines
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

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-13(e) and 15(d)-15(e) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-13(f) and 15(d)-15(f) for the registrant and we have:

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

Date:   August 10, 2004

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

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-13(e) and 15(d)-15(e) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-13(f) and 15(d)-15(f) for the registrant and we have:

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

Date:   August 10, 2004

James L. Ryan
Chairman and CEO

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 10, 2004

__________________
LELAND E. WINES
EVP/CFO & Corp. Secretary

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L.Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 10, 2004

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