Form 10-Q
period 2004-09-30
BWC FINANCIAL CORP
filed 2004-11-12
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of November 1, 2004, there were 3,903,067 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in
	Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-11

Item 2
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	12-20

Item 3
	Quantitative and Qualitative Disclosures
	about Market Risk	20-22

Item 4
	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 2	Changes in Securities, Use of Proceeds and
	Issuer Purchases of Equity Securities	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of
	Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits and Reports on Form 8-K	23

	Signatures	24
	Certifications, EX 31.1 and 32.2	25-26
	EX-32.1 amd 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	27
	Where you can find more information	28

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

Dollars in thousands                                              September 30,   December 31,    September 30,
Assets                                                                    2004           2003             2003
                                                                 ----------------------------------------------
                                                                    (Unaudited)                     (Unaudited)
Cash and Due From Banks                                               $ 16,931       $ 17,959         $ 18,294
Federal Funds Sold                                                           -          3,470           26,101
Other Short-term Investments                                                55             71               66
Interest Earning Deposits with other Banks                               $ 100              -                -
                                                                 ----------------------------------------------
                    Total Cash and Cash Equivalents                     17,086         21,500           44,461

Investment Securities:
     Available-for-Sale                                                 65,611         67,684           55,286
     Held-to-Maturity (approximate fair value of $19,480 on 9/30/04,
          $19,245 on 12/31/03 and $16,027 on 9/30/03.                   19,276         18,971           15,718
Loans                                                                  379,363        337,119          337,095
Allowance for credit losses                                             (7,827)        (6,692)          (6,164)
                                                                 ----------------------------------------------
Net Loans                                                              371,536        330,427          330,931

BWC Mortgage Services Loans-Held-for-Sale                               28,424          5,142            5,737
Premises and Equipment, Net                                              4,190          3,892            3,399
Interest Receivable and Other Assets                                    10,490          9,540            8,377
                                                                 ----------------------------------------------
                    Total Assets                                     $ 516,613      $ 457,156        $ 463,909
                                                                 ==============================================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 128,213      $ 123,496        $ 114,579
                                                                 ----------------------------------------------
      Interest-bearing:
          Money Market Accounts                                        167,416        152,188          169,042
          Savings and NOW Accounts                                      55,724         52,727           52,455
          Time Deposits:
               Under $100,000                                           22,655         23,225           24,308
               $100,000 or more                                         19,368         18,529           22,304
                                                                 ----------------------------------------------
               Total Interest-bearing                                  265,163        246,669          268,109

                    Total Deposits                                     393,376        370,165          382,688

Federal Home Loan Bank Borrowings                                       43,595         33,352           28,132
BWC Mortgage Services Borrowings                                        28,068          5,071            5,715
Fed Funds Purchased                                                        800              -                -
Interest Payable and Other Liabilities                                   3,539          3,745            3,354
                                                                 ----------------------------------------------

                    Total Liabilities                                  469,378        412,333          419,889
                                                                 ----------------------------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                         -              -                -
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
        3,903,067 shares on 9/30/04, 3,909,132 on 12/31/03
        and 3,909,345 on 9/30/03.                                       38,816         39,019           31,386
Retained Earnings                                                        8,459          5,305           11,972
Accumulated other comprehensive income/(loss)                              (40)           499              662
                                                                 ----------------------------------------------
                    Total Shareholders' Equity                          47,235         44,823           44,020
                                                                 ----------------------------------------------
                    Total Liabilities and Shareholders' Equity       $ 516,613      $ 457,156        $ 463,909
                                                                 ==============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the Three Months             For the Nine Months
In thousands except per-share amounts                                    Ended September 30,             Ended September 30,
                                                             ---------------------------------------------------------------
                                                                        2004            2003           2004            2003
Interest Income                                                   (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                             ---------------------------------------------------------------
     Loans, including Fees                                           $ 6,694         $ 6,364       $ 19,320        $ 17,597
     Investment Securities:
          Taxable                                                        479             512          1,485           1,626
          Non-taxable                                                    142             118            425             332
     Federal Funds Sold                                                   26              37            107             100
                                                             ---------------------------------------------------------------
                Total Interest Income                                  7,341           7,031         21,337          19,655

Interest Expense
       Deposits                                                          580             648          1,925           2,057
       Federal Funds Purchased                                             -               -              4               1
       FHLB Borrowings                                                   433             337          1,216             925
       BWC Mortgage Services                                             178             227            533             298
       Other Borrowed Funds                                                -               -              2               -
                                                             ---------------------------------------------------------------
                 Total Interest Expense                                1,191           1,212          3,680           3,281
                                                             ---------------------------------------------------------------

Net Interest Income                                                    6,150           5,819         17,657          16,374
Provision for Credit Losses                                              150             450            975           1,050
                                                             ---------------------------------------------------------------
Net Interest Income After Provision For Credit Losses                  6,000           5,369         16,682          15,324

Noninterest Income
       BWC Mortgage Services - Commissions                             2,096           2,857          6,850           8,287
       BWC Mortgage Services - Fees & Other                              885           1,836          2,757           3,453
       Service Charges on Deposit Accounts                               232             248            699             777
       Other                                                             434             381          1,288           1,223
       Gain/(loss) on Security Transactions                                7               -             21             (12)
                                                             ---------------------------------------------------------------
                Total Noninterest Income                               3,654           5,322         11,615          13,728

Noninterest Expense
       Salaries and Related Benefits                                   2,915           2,887          9,033           8,430
       BWC Mortgage Services - Commissions                             2,130           2,748          5,625           6,887
       Occupancy                                                         578             504          1,729           1,482
       Furniture and Equipment                                           225             184            625             550
       Other                                                           1,048           1,620          4,296           4,812
                                                             ---------------------------------------------------------------
                Total Noninterest Expense                              6,896           7,943         21,308          22,161
                                                             ---------------------------------------------------------------
BWC Mortgage Services - Minority Interest                                211             480            775           1,059

Income Before Income Taxes                                             2,547           2,268          6,214           5,832
Provision for Income Taxes                                               979             850          2,356           2,216
                                                             ---------------------------------------------------------------
Net Income                                                           $ 1,568         $ 1,418        $ 3,858         $ 3,616
                                                             ===============================================================
Basic Earnings Per Share                                              $ 0.40          $ 0.36         $ 0.99          $ 0.92
Diluted Earnings Per Share                                            $ 0.40          $ 0.36         $ 0.98          $ 0.92
                                                             ===============================================================

Weighted Average Basic Shares                                      3,910,809       3,907,675      3,910,212       3,930,313
Weighted Average Diluted Share Equivalents
     Related to Options                                               28,415          18,063         32,864          16,290
Weighted Average Diluted Shares                                    3,939,224       3,925,738      3,943,076       3,946,603
                                                             ===============================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2003, and September 30, 2004
In thousands except share amounts                                                          Accumulated
                                                                                                 Other
                                                      Number        Common    Retained                 Comprehensive       Comprehensive
                                                   of Shares         Stock    Earnings    Income/(Loss)        Total              Income
                                                 ----------------------------------------------------------------------------------------

Balance, January 1, 2003                           3,619,510      $ 32,575     $ 8,570           $ 854      $ 41,999

Net Income as of December 31, 2003                         -             -       4,799               -         4,799               4,799
Other Comprehensive Income, net of tax
     liability of $301                                     -             -           -            (355)         (355)               (355)
                                                                                                                     --------------------
Comprehensive Income                                       -             -           -               -             -             $ 4,444
Stock options exercised                                6,140            89           -               -            89
Repurchase and retirement of shares by the
     Corporation                                     (71,700)       (1,292)          -               -        (1,292)
Cash Dividend Paid                                         -             -        (426)              -          (426)
10% stock dividend including payment of
     fractional shares                               355,182         7,633      (7,638)              -            (5)
Tax benefit from the exercise of stock options             -            14           -               -            14
                                                 --------------------------------------------------------------------
Balance, December 31, 2003                         3,909,132      $ 39,019     $ 5,305           $ 499      $ 44,823
                                                 --------------------------------------------------------------------

Net Income as of September 30, 2004                        -             -       3,858               -         3,858               3,858
Other Comprehensive Income, net of tax
     liability of $123                                     -             -           -            (539)         (539)               (539)
                                                                                                                     --------------------
Comprehensive Income                                       -             -           -               -             -             $ 3,319
Stock options exercised                                8,935           119           -               -           119
Repurchase and retirement of shares by the
     Corporation                                     (15,000)         (322)          -               -          (322)
Cash Dividend Paid                                         -             -        (704)              -          (704)
                                                 --------------------------------------------------------------------
Balance, September 30, 2004 (Unaudited)            3,903,067      $ 38,816     $ 8,459           $ (40)     $ 47,235
                                                 ====================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Nine Months
In thousands                                                                                Ended September 30,
                                                                     -----------------------------------------------
                                                                                        2004                   2003
                                                                     -----------------------------------------------
OPERATING ACTIVITIES:                                                             (Unaudited)            (Unaudited)
Net Income                                                                           $ 3,858                $ 3,616
Adjustments to reconcile net income to
     net cash provided(used):
     Provision for credit losses                                                         975                  1,050
     Depreciation on fixed assets                                                        515                    411
     Amortization and accretion on securities                                            704                    768
     (Gain)/loss on sale of securities available for sale                                (21)                    12
     Increase in BWC Mtg. loans held-for-sale                                        (23,282)                (5,737)
     (Increase)/decrease in accrued interest receivable
        and other assets                                                                (614)                   211
     (Decrease)/increase in accrued interest payable
        and other liabilities                                                           (206)                   462
                                                                     -----------------------------------------------
               Net Cash Used by Operating Activities                                 (18,071)                   793
                                                                     -----------------------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                     16,574                 23,174
Proceeds  from the sales of available-for-sale
   investment securities                                                              28,424                    488
Purchase of investment securities                                                    (44,788)               (24,430)
Loans originated, net of collections                                                 (42,084)               (28,398)
Purchase of premises and equipment                                                      (813)                  (649)
                                                                     -----------------------------------------------
               Net Cash Used by Investing Activities                                 (42,687)               (29,815)
                                                                     -----------------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                              23,211                 41,735
Increase/(decrease) in Federal Home Loan borrowings                                   10,243                  4,510
Increase in BWC Mortgage Services borrowings                                          22,997                  5,715
Increase in Fed Funds Purchased                                                          800                      -
Cash dividends paid                                                                     (704)                  (214)
Proceeds from issuance of common stock                                                   119                      -
Cash paid for the repurchase of common stock                                            (322)                (1,292)
                                                                     -----------------------------------------------
               Net Cash Provided by Financing Activities                              56,344                 50,454
                                                                     -----------------------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                                 (4,414)                21,432
Cash and cash equivalents at beginning of year                                        21,500                 23,029
                                                                     -----------------------------------------------
     Cash and Cash Equivalents at period end                                        $ 17,086               $ 44,461
                                                                     ===============================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                        $ 3,674                $ 3,421
                                                                     ===============================================
Income Taxes Paid                                                                    $ 2,628                $ 1,706
                                                                     ===============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2004 and the results of operations for the three months and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2003 10-K. The results of operations for the nine months ended September 30, 2003, and the results of interim periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend given in December 2003.

2.      INVESTMENT SECURITIES

An analysis of the investment security portfolio at September 30, 2004 follows:
In thousands
                                                                                   Gross             Gross         Estimated
                                                              Amortized       Unrealized        Unrealized              Fair
Available-for-sale                                                 Cost            Gains            Losses             Value
                                                        ---------------------------------------------------------------------
U.S. Treasury Securities                                          $ 269              $ 1               $ -             $ 270
Securities of U.S. Government Agencies                           34,784               44               141            34,687
Taxable Securities of State and
   Political Subdivisions                                        16,132               82               124            16,090
Corporate Debt Securities                                        14,494              134                64            14,564
                                                        ---------------------------------------------------------------------
     Total                                                       65,679              261               329            65,611
Held-to-maturity
Obligations of State and Political Subdivisions                  19,276              234                30            19,480
                                                        ---------------------------------------------------------------------
     Total Investment Securities                               $ 84,955            $ 495             $ 359          $ 85,091
                                                        =====================================================================

In 2004 the Corporation received proceeds from sale of available-for-sale investment securities of
$28,424,000.  Gross realized gains (losses) included in other noninterest income totaled $149,000 and
$128,000, respectively.

The maturities of the investment security portfolio at September 30, 2004 follow:
In thousands                                                                              Held-to-maturity
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair         Effective
                                                                                    Cost             Value             Yield
                                                                        -----------------------------------------------------
Within one year                                                                  $ 5,696           $ 5,733             4.16%
After one year through five years                                                 12,470            12,595             3.69%
Over five years through ten years                                                  1,110             1,152             5.14%
                                                                        -----------------------------------------------------
     Total                                                                      $ 19,276          $ 19,480             3.95%
                                                                        =====================================================

                                                                                        Available-for-Sale
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair         Effective
                                                                                    Cost             Value             Yield
                                                                        -----------------------------------------------------
Within one year                                                                 $ 23,050          $ 23,364             3.03%
After one year through five years                                                 42,629            42,247             3.05%
                                                                        -----------------------------------------------------
     Total                                                                      $ 65,679          $ 65,611             3.04%
                                                                        =====================================================

At September 30, 2004 securities with a book value of $15,990,000 were pledged to secure public deposits.
Market value of these same securities on that date was $15,985,000.

3.     ALLOWANCE FOR CREDIT LOSSES

In thousands
                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                                2004                 2003
                                                                 -----------------------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses (1)                                                    $ 379,363            $ 337,095
                                                                 -----------------------------------------

Allowance for credit losses at
   beginning of period                                                         6,692                5,977

Charge-offs                                                                      (56)              (1,101)
Recoveries                                                                       216                  238
                                                                 -----------------------------------------
Net (charge-offs)/recoveries                                                     160                 (863)

Provisions                                                                       975                1,050
Allowance for credit losses at
   end of period                                                             $ 7,827              $ 6,164
                                                                 =========================================
Ratio of allowance for credit
   losses to loans                                                             2.06%                1.83%

(1)  Excludes BWC Mortgage Services Loans-Held-for-Sale.  Due to the low credit risk on these loans, no reserves are allocated to them.

4.     COMPREHENSIVE INCOME

For the Corporation, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-
for-sale investments reported as a component of shareholders' equity.

The components of other comprehensive income for the nine months ended
September 30, 2004 and 2003 are as follows:
In thousands
                                                                          2004              2003
=================================================================================================
Unrealized gain(loss) arising
during the period, net of tax                                           $ (526)           $ (199)
-------------------------------------------------------------------------------------------------
Reclassification adjustment for net
realized gains(losses) on securities
available-for-sale included in net
income during the year, net of tax                                          13                (7)
-------------------------------------------------------------------------------------------------
Net unrealized gain(loss) included
in other comprehensive income                                           $ (539)           $ (192)
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

Summarized financial information for the periods ended September 30, 2004 and 2003 concerning the Corporation’s reportable segments is shown in the following table.

For the Nine Months
Ended 09/30/2004                                  Community            Mortgage
In thousands                                        Banking            Services         Adjustments              Total
-----------------------------------------------------------------------------------------------------------------------
Total Interest Income                              $ 19,997             $ 1,356               $ (16)          $ 21,337
Commissions Received                                      -               6,850                   -              6,850
Total Interest Expense                                3,158                 538                 (16)             3,680
Salaries & Benefits                                   7,214               1,819                   -              9,033
Commissions Paid                                          -               5,625                   -              5,625
Segment Profit before Tax                             5,576               1,551                (913)             6,214
Total Assets                                      $ 487,039            $ 30,809            $ (1,235)         $ 516,613
-----------------------------------------------------------------------------------------------------------------------

For the Nine Months
Ended 09/30/2003                                  Community            Mortgage
In thousands                                        Banking            Services         Adjustments              Total
-----------------------------------------------------------------------------------------------------------------------
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
-----------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 09/30/2004                                  Community            Mortgage
In thousands                                        Banking            Services         Adjustments              Total
-----------------------------------------------------------------------------------------------------------------------
Total Interest Income                               $ 6,897               $ 450                $ (6)           $ 7,341
Commissions Received                                      -               2,096                   -              2,096
Total Interest Expense                                1,017                 180                  (6)             1,191
Salaries & Benefits                                   2,346                 569                   -              2,915
Commissions Paid                                          -               2,130                   -              2,130
Segment Profit before Tax                             2,346                 423                (222)             2,547
Total Assets                                      $ 487,039            $ 30,809            $ (1,235)         $ 516,613
-----------------------------------------------------------------------------------------------------------------------

For the Three Months
Ended 09/30/2003                                  Community            Mortgage
In thousands                                        Banking            Services         Adjustments              Total
-----------------------------------------------------------------------------------------------------------------------
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
-----------------------------------------------------------------------------------------------------------------------

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

                                                                    For the Nine Months Ended
In thousands except per-share amounts                                     September 30,
                                                                    2004                 2003
                                                        -----------------    -----------------
Net income, as reported                                          $ 3,858              $ 3,616
Deduct:  Total stock-based compensation expense
   determined under the fair-value-based method
   for all awards, net of related taxes                              115                  121
                                                        -----------------    -----------------
Pro forma net income                                             $ 3,743              $ 3,495

Basic income per share, as reported                               $ 0.99               $ 0.92
Proforma basic income per share                                   $ 0.96               $ 0.89

Diluted income per share, as reported                             $ 0.98               $ 0.92
Proforma diluted income per share                                 $ 0.95               $ 0.89

Weighted Average Basic Shares                                  3,910,212            3,930,313
Weighted Average Diluted Shares                                3,943,076            3,946,603

                                                                   For the Three Months Ended
In thousands except per-share amounts                                      September 30,
                                                                    2004                 2003
                                                        -----------------    -----------------
Net income, as reported                                          $ 1,568              $ 1,418
Deduct:  Total stock-based compensation expense
   determined under the fair-value-based method
   for all awards, net of related taxes                               38                   40
                                                        -----------------    -----------------
Pro forma net income                                             $ 1,530              $ 1,378

Basic income per share, as reported                               $ 0.40               $ 0.36
Proforma basic income per share                                   $ 0.39               $ 0.35

Diluted income per share, as reported                             $ 0.40               $ 0.36
Proforma diluted income per share                                 $ 0.39               $ 0.35

Weighted Average Basic Shares                                  3,910,809            3,907,675
Weighted Average Diluted Shares                                3,939,224            3,925,738

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp., Bank of Walnut Creek, and BWC Real Estate, include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Bank operate, competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions - including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

Selected Financial Data - Summary:
The following table provides certain selected consolidated financial data as of and for the three month and nine-month periods ended September 30, 2004 and 2003.
                                                                   Quarter Ended                    Year to Date
SUMMARY INCOME STATEMENT                                            September 30,                    September 30,
( Unaudited in thousands except share data)                    2004              2003           2004              2003
                                                      -----------------------------------------------------------------
Interest Income                                             $ 7,341           $ 7,031       $ 21,337          $ 19,655
Interest Expense                                              1,191             1,212          3,680             3,281
                                                      -----------------------------------------------------------------
Net Interest Income                                           6,150             5,819         17,657            16,374
Provision for Credit Losses                                     150               450            975             1,050
Non-interest Income                                           3,654             5,322         11,615            13,728
Non-interest Expense                                          6,896             7,943         21,308            22,161
Minority Interest                                               211               480            775             1,059
                                                      -----------------------------------------------------------------
EBIT                                                          2,547             2,268          6,214             5,832
Income Taxes                                                    979               850          2,356             2,216
                                                      -----------------------------------------------------------------
Net Income                                                  $ 1,568           $ 1,418        $ 3,858           $ 3,616

Per share:
(Share and share equivalents have been adjusted for the
   stock dividend granted in December 2003)
Basic EPS                                                    $ 0.40            $ 0.36         $ 0.99            $ 0.92
Diluted EPS                                                  $ 0.40            $ 0.36         $ 0.98            $ 0.92
Weighted Average Basic shares                             3,910,809         3,907,675      3,910,212         3,930,313
Weighted Average Diluted Shares                           3,939,224         3,925,738      3,943,076         3,946,603
Cash dividends                                               $ 0.06            $ 0.06         $ 0.18            $ 0.12
Book value at period end                                                                     $ 12.10           $ 11.26
Ending shares (adjusted for stock dividend in December 2003)                               3,903,067         3,909,345

Selected Financial Data - Summary (cont):                          Quarter Ended                    Year to Date
                                                                    September 30,                    September 30,
Financial Ratios:                                              2004              2003           2004              2003
                                                      -----------------------------------------------------------------
Return on Average Assets                                      1.26%             1.22%          1.05%             1.11%
Return on Average Equity                                     13.46%            13.07%         11.20%            11.29%
Net Interest Margin to Earning Assets                         5.25%             5.31%          5.07%             5.33%
Net loan losses (recoveries) to avg. loans                   -0.01%             0.11%         -0.05%             0.23%
Efficiency Ratio (Bank only)                                 61.30%            68.75%         64.49%            66.64%

SUMMARY BALANCE SHEET
(Unaudited in thousands)                                            September 30,
Assets:                                                        2004              2003
                                                      --------------------------------
Cash and Equivalents                                       $ 17,086          $ 44,461
Investments                                                  84,887            71,004
Loans                                                       379,363           337,095
Allowance for Credit Losses                                  (7,827)           (6,164)
BWC Mortgage Services, Loans Held-for-Sale                   28,424             5,737
Other Assets                                                 14,680            11,776
                                                      --------------------------------
Total Assets                                              $ 516,613         $ 463,909

Deposits:                                                 $ 393,376         $ 382,688
Other Borrowings                                             72,463            33,847
Other Liabilities                                             3,539             3,354
                                                      --------------------------------
Total Liabilities                                           469,378           419,889
Equity                                                       47,235            44,020
                                                      --------------------------------
Total Liabilities and Equity                              $ 516,613         $ 463,909

General

Prime rate averaged 4.14% during the first nine months of 2004, which was relatively comparable to the 4.17% for the first nine months of 2003. Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. Since July, 2004 the Federal Reserve raised their funds rate three times, to 4.75%, resulting in banks raising their prime lending rates by a like amount. The economy, particularly in the jobs market, still reflects uncertainty, however, with continued strengthening and growth, interest rates are projected to continue increasing by measured steps. A stronger economy and higher rates will reflect positively in the Corporation’s performance.

Total assets of the Corporation at September 30, 2004 of $516,613,000 have increased $52,704,000 or 11.4% as compared to September 30, 2003. Total loans of $379,363,000 have increased $42,268,000 or 12.5%. BWC Mortgage Services loans held-for-sale increased $22,687,000 or almost 400%. Total deposits plus FHLB long-term borrowings of $465,839,000 have increased $49,304,000 or 11.8%. Since year-end 2003 the Corporation’s assets have increased 13%, loans increased 12.5%, and deposits plus FHLB long-term borrowings increased 8.3%.

The Bank’s loans-to-deposits plus FHLB borrowings ratio as of September 30, 2004 was 86.2%, as compared to 81.5% in 2003 and 82.9% at year-end 2003. Loans and borrowings of BWC Mortgage Services are not included in these ratios since their loans and borrowings are essentially equal.

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

Net Income

Net income for the first nine months in 2004 of $3,858,000 was $242,000 more than the first nine months in 2003. This represented a return on average assets during this period of 1.05% and a return on average equity of 11.20%. The return on average assets during the first nine months of 2003 was 1.11%, and the return on average equity was 11.29%.

Net income for the three months ending September 30, 2004 of $1,568,000 was $150,000 more than the comparable period in 2003. The return on average assets during the Third Quarter was 1.26%, and the return on average equity was 13.46%. The return on average assets during the Third Quarter of 2003 was 1.22%, and the return on average equity was 13.07%.

Earning assets averaged $470,462,000 during the nine months ended September 30, 2004, as compared to $414,116,000 for the comparable period in 2003. Earning assets averaged $474,093,000 during the Third Quarter of 2004 as compared to $442,771,000 during the Third Quarter of 2003.

Diluted earnings per average common share were $0.98 for the first nine months of 2004 as compared to $0.92 for the first nine months of 2003. For the Third Quarter of 2004, diluted earnings per average common share were $0.40 as compared to $0.36 for the Third Quarter of 2003.

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

Net interest income during the first nine months of 2004 was $17,657,000 or $1,283,000 more than the comparable period in 2003. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $18,910,000 more than during the first nine months of 2003. The prime lending rate averaged 4.14% during the first nine months of 2004 as compared to an average of 4.17% for the first nine months of 2003.

Due to the Corporation’s asset-sensitive position, low interest rates result in a narrowing of the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.07% during the first nine months of 2004 as compared to 5.33% in 2003. The decrease in net interest margin is estimated to have resulted in a decrease in interest income of $500,000 during the first nine months of 2004 as compared to the same period in 2003. This was offset by the increased interest income related to growth of earning assets, which contributed to an increase over the comparable period of an estimated $1,783,000.

During the Third Quarter 2004 the Corporation’s net interest margin averaged 5.25% as compared to 5.31% in 2003. In spite of the fact that the net interest margin decreased a modest 0.06% between the respective quarters, because the average yield on earning assets decreased only 0.15% on earning assets of $474,409,000, whereas the rate on the cost of funds decreased 0.22% on deposits and borrowings of $320,763,000, net interest income rose $331,000. Of this, $147,000 was due to an increase in volume and $184,000 was due to rate. More specifically, interest income on earning assets decreased by $218,000 due to rates, but the cost of funds decreased even more due to rates, by $402,000. This resulted in an increase in net interest income of $184,000 due to rate change between earning assets and the cost of funds.

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the six-month and Third Quarter periods ended September 30, 2004 and 2003.

                                                                            Nine Months                                              Nine Months
                                                                         Ended September 30,                                      Ended September 30,
                                                                                2004                                                     2003
                                                     ---------------------------------------------------      ---------------------------------------------------
                                                                              Interest          Average                                Interest          Average
                                                              Average          Income/           Yield/                Average          Income/           Yield/
EARNING ASSETS:                                               Balance          Expense             Rate                Balance          Expense             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Loans (3,4,5)                                               $ 355,764         $ 17,975            6.74%              $ 326,831         $ 17,121            6.98%
Investment Securities, Fed Funds, Other (2)                    95,517            2,017            3.12%                 79,345            2,058            3.75%
BWC Mtg Banking - Loans                                        19,181            1,345            9.35%                  7,940              476            7.99%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL EARNING ASSETS                                        $ 470,462         $ 21,337            6.11%              $ 414,116         $ 19,655            6.38%

INTEREST BEARING LIABILITIES:                              Avg.Volume         YTD Int.             Rate             Avg.Volume         YTD Int.             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Interest Bearing Deposits                                   $ 270,874          $ 1,925            0.95%              $ 253,627          $ 2,057            1.08%
FHLB & Other Borrowing - Bank                                  34,109            1,222            4.78%                 24,841              925            4.96%
BWC Mortgage Services - Borrowings                             18,861              533            3.77%                  7,940              299            5.02%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES                          $ 323,844          $ 3,680            1.52%              $ 286,408          $ 3,281            1.53%

NET INTEREST INCOME                                         $ 146,618         $ 17,657            5.07%              $ 127,708         $ 16,374            5.33%

                                                                              Quarter                                                  Quarter
                                                                        Ended September 30,                                      Ended September 30,
                                                                               2004                                                     2003
                                                     ---------------------------------------------------      ---------------------------------------------------
                                                                              Interest          Average                                Interest          Average
                                                              Average          Income/           Yield/                Average          Income/           Yield/
EARNING ASSETS:                                               Balance          Expense             Rate                Balance          Expense             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Loans (3,4,5)                                               $ 362,586          $ 6,248            6.89%              $ 343,341          $ 5,996            6.99%
Investment Securities, Fed Funds, Other (2)                    90,851              647            3.17%                 84,976              667            3.42%
BWC Mtg Banking - Loans                                        20,972              446            8.51%                 14,454              368           10.18%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL EARNING ASSETS                                        $ 474,409          $ 7,341            6.25%              $ 442,771          $ 7,031            6.40%

INTEREST BEARING LIABILITIES:                              Avg.Volume        Quarterly             Rate             Avg.Volume        Quarterly             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Interest Bearing Deposits                                   $ 264,017            $ 580            0.88%              $ 251,120            $ 648            1.03%
FHLB & Other Borrowing - Bank                                  36,098              433            4.80%                 23,582              337            5.72%
BWC Mortgage Services - Borrowings                             20,648              178            3.45%                  9,364              227            9.70%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES                          $ 320,763          $ 1,191            1.49%              $ 284,066          $ 1,212            1.71%

NET INTEREST INCOME                                         $ 153,646          $ 6,150            5.25%              $ 158,705          $ 5,819            5.31%

1.      Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.     Amounts calculated on a fully tax-equivalent basis, where appropriate (2004 and 2003 Federal Statutory Rate was 34%).
3.     Nonaccrual loans of $0 and $665,000 as of September 30, 2004 and 2003 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
4.     Average loans are net of average deferred loan origination fees of $1,615,000 and $1,598,000 in 2004 and 2003, respectively.
5.     Loan interest income includes loan origination fees of $2,450,000 and $2,068,000 in 2004 and 2003, respectively.

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

The ratio of the allowance for credit losses to total loans as of September 30, 2003 was 2.06%, as compared to 1.83% for the period ending September 30, 2003. The primary reasons for the increase in this ratio is that net loan losses were significantly reduced from the prior year, and represented a net recovery during the current period. The Corporation reduced its provision to allowance for credit losses beginning in the third quarter of the year and unless credit conditions or loan growth significantly change, will continue with low provisions for the remainder of the year. The Corporation’s reserve ratio is considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of September 30, 2004 it had $7,376,000 in allocated allowance and $451,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net recoveries of $160,000 during the first nine months of 2004 as compared to net losses of $863,000 during the comparable period in 2003.

The following table provides information on past-due and nonaccrual loans:

                                         For the Nine months Ended September 30,
                                         ---------------------------------------
                                          2004                       2003
                                         ------                     ------
Loans Past-due 90 Days or More     $          -               $     49,000
Nonaccrual Loans                          6,000                    665,000
                                         ------                    -------
Total                              $      6,000               $    714,000
                                         ======                    =======

As of September 30, 2004 and 2003, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2004 remains uncollected. As of September 30, 2004, although there was no unpaid principle balance on nonaccrual loans, there was foregone interest of approximately $94,000 that was still owed. This interest was collected in October and will be reflected in interest income during the fourth quarter of 2004. As of September 30, 2003 interest foregone on nonaccrual loans was approximately $150,000.

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

Noninterest Income

Noninterest income during the first nine months of 2004 was $2,113,000 less than during the comparable period of 2003 of which $2,133,000 was in decreased income from BWC Mortgage Services. This is a reflection of the market for mortgages and refinancing which was particularly strong during 2003. During 2004 this activity had decreased substantially, however, due to commensurate reductions in their expenses, their net contribution remains positive, resulting in a net contribution to the Corporation of $775,000. There is also a decrease in service charge income of $78,000 which is in part due to the free checking program being sponsored by the Bank this year, as well as a decrease in NSF fees this year as compared to the prior year. Income from other sources increased $65,000 over the prior year and there were net gains on securities available-for-sale of $21,000 during the first nine months of 2004 as compared to losses of $12,000 during the comparable 2003 period.

During the Third Quarter of 2004 noninterest income was $1,668,000 less than during the comparable period of 2003 of which $1,712,000 was in lower income from BWC Mortgage Services. Service charges by the Bank reflect a decrease of $16,000 from the prior year quarter, due to the same reasons as given for the nine month results, whereas income from other sources increased $53,000,000 and there were gains of securities sold of $7,000.

Noninterest Expense

Noninterest expense during the first nine months of 2004 was $853,000 less than during the comparable period in 2003. All categories listed under noninterest expense include consolidated expenses from BWC Mortgage Services, not just the two line items specifically referring to their commission expense and to their fee expense. BWC Mortgage Services’ total noninterest expense during this period in 2004 was $8,874,000, as compared to $9,802,000 in 2003, or $928,000 less. The difference, an increase, was primarily in the Bank’s salary & benefits expense.

Salaries and related benefits were $603,000 greater during the first nine months of 2004 as compared to 2003. Of this increase, BWC Mortgage Services accounted for $487,000. This is again related to the growth and increase in activity in this market segment. The Bank’s staff averaged 119 full-time equivalent (FTE) persons during the first nine months of 2004 as compared to 125 during 2003.

Occupancy expense increased $247,000 over the comparable period in 2003. Of this increase, BWC Mortgage Services accounted for $164,000 and the Bank $83,000. BWC Mortgage Services acquired new and expanded office space during the comparative periods, increasing their space by 7,000 square feet. The Bank completed a remodel of its headquarters building in Walnut Creek during the year, at a capitalized expenditure of more than $1,000,000. Amortization of this expense will take place over the remaining 12 year term of the Main Office lease. Other increases are related to general operating and CPI-based increases in the properties leased by the Bank.

Total furniture and equipment expenses increased $75,000 as compared to the 2003 period. Of this increase, $53,000 took place in BWC Mortgage Services and was related to their move into new quarters. The balance is related to the Bank’s remodeling and expansion of its technology capabilities.

Other expenses reflect a decrease of $516,000 between the respective periods. This is the result of decreased overhead expenses of a like amount.

During the Third Quarter of 2004 the Corporation’s noninterest expense decreased $1,047,000 over the comparable quarter of 2003, which was also primarily related to decreased expenses by BWC Mortgage Services. The same reasons given for the nine-month period are applicable to the quarterly results.

Other Real Estate Owned

As of September 30, 2004 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 2004 and 2003. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of September 30, 2004, December 31, 2003, and September 30, 2003.

Risk-based capital ratios:                           Capital Ratios
                                                                                  Minimum
                       September 30,       December 31,     September 30,      Regulatory
                               2004               2003              2003     Requirements
                       ------------        -----------      ------------     ------------
   Tier 1 capital            10.52%              11.18%            11.02%           4.00%
   Total capital             11.73%              12.42%            12.27%           8.00%
   Leverage ratio             9.14%               9.63%             9.34%           3.00%

The Company’s total shareholders’ equity increased $2,412,000 from December 31, 2003, due primarily to earnings of $3,858,000. Comprehensive income reflects a decrease of $539,000 from yearend to $3,319,000. From the year earlier period in 2003 shareholders’ equity increased $3,215,000 primarily related to earnings of $3,616,000. Comprehensive income reflected a decrease of $192,000 to $3,424,000. Shareholders’ equity was 9.14% of total assets as of September 30, 2004, 9.80% as of December 31, 2003 and 9.49% as of September 30, 2003.

The Corporation paid a $0.06 cash dividend in February, May and August of the current year.

The market value of held-to-maturity securities was $204,000 more than book value at September 30, 2004, $274,000 greater than book value on December 31, 2003 and $309,000 greater on September 30, 2003. These changes are a result of changes in market interest rates, which resulted in unrealized gains in the investment portfolio as of September 30, 2004, on December 31, 2003 and on September 30, 2003. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease and vice versa in the event of rate decreases. Because changes in the market value of available-for-sale securities are a component of other comprehensive income within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. The Company performs a quarterly simulation analysis of changes in the market value of the investment portfolio given a 200-basis-point change in interest rates. The latest analysis indicated a decrease in market value of approximately $2,536,000 given a 200-bp increase in rates and a $2,356,000 increase in market value given a 200-bp decrease in rates. Only if the entire portfolio of available-for-sale securities were liquidated would the above impacts be realized. The Corporation purchases securities to provide a constant stream of maturities to meet normal liquidity needs. On occasion, some sales may take place for temporary liquidity needs; however, it is highly unlikely that a significant portion of available-for-sale securities would ever be liquidated prior to maturity. In addition, the Company would continue to be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

An additional liquidity source began during the Third Quarter of 2003 with the creation of mortgage banking services provided through BWC Mortgage Services. This activity, supported by borrowings under lines-of-credit, created a pre-sold pool of mortgages reflected on the balance sheet as “Loans Held-for-Sale”. The average duration of these loans is three weeks before they are converted to cash and therefore it represents a source of liquidity for the Corporation. As of June 20, 2004, loans held-for-sale represented 5.5% of total assets. This ratio was 1.1% on December 31, 2003 and 1.2% on September 30, 2003.

Cash, investment securities, loans held-for-sale, and other temporary investments represent 25% of total assets at September 30, 2004, 25% at December 31, 2003 and 26% of total assets at September 30, 2003.

Core deposits, the most significant source of funding, comprised approximately 72% of funding sources as of September 30, 2004, 77% on December 31, 2003 and 78% on September 30, 2003.

Cash flows from financing activities contributed significantly to liquidity. As indicated on the Company’s Consolidated Statement of Cash Flows, net cash from financing activities provided $56,344,000 during the first nine months of 2004 and $50,454,000 during the same period in 2003. The major portion of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $23,211,000 for the nine months ended September 30, 2004 compared to $41,735,000 for the period ending September 30, 2003. Borrowing activities also provide a significant source of funding and, in the period ending September 30, 2004, contributed $34,040,000 during the first nine months of 2004 as compared to $10,225,000 for the period ending September 30, 2003. Another important source of liquidity is investments in federal funds and other short-term investments and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $44,998,000 for the nine months ending September 30, 2004 compared to $24,430,000 for the period ending September 30, 2003. Other than investing activities, the balance of the funds provided from financing activities was used in operating activities which, for the nine months ended September 30, 2004, used $18,071,000 compared to $2,043,000 for the period ending September 30, 2003. The most significant operating activity was the increase in mortgage banking services provided through BWC Mortgage Services which accounted for $23,282,000 during the period ending September 30, 2004, as compared to $5,737,000 for the period ending September 30, 2003. This is an operating activity in mortgage banking since this represents short-term funding of pre-sold loans to speed the cash flow of the operations. These loans are not being funded as an investment.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $15,000,000. In addition, the Corporation has approximately $3,000,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the financial holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The primary sources of funding for the holding company include dividends and returns of investment from its subsidiaries. During the first nine months of 2004, the Corporation received $119,000 from the exercise of stock options. During the first nine months of 2003, the Corporation received $89,000 from the exercise of stock options. The subsidiaries of the Corporation declared dividends to the holding company in the first nine months of 2004 and 2003 of $0, and $2,260,000, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first nine months of 2004 and 2003 of $3,996,000, and $3,744,000, respectively. As of January 1, 2004, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,318,000, versus $15,447,000 at January 1, 2003. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows, may not represent cash immediately available to the holding company.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities, and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of September 30, 2004 estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,367,000, which was 6.11% of 2004 annualized net interest income

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of September 30, 2004. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

The Corporation’s interest-rate risk as of September 30, 2004 was consistent with the interest-rate exposure presented in the Corporation’s 2003 10-K and was within the Corporation’s risk policy range.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                               $ 155          $ -          $ -          $ -          $ -        $ 155
Investment securities                       11,044        5,597       12,419       54,717        1,110       84,887
Construction & Real Estate Loans           152,853        7,493        1,553       14,050       34,155      210,104
Commercial Loans                            99,551        1,148        2,893        2,738          580      106,910
Installment Loans                           45,381            8           10           43            -       45,442
Leases                                       1,718        1,908        3,467        9,815            -       16,908
BWC Mortgage Loans Held-for-Sale            28,424            -            -            -            -       28,424
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 339,126     $ 16,154     $ 20,342     $ 81,363     $ 35,845    $ 492,830
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                     $ 83,708     $ 83,708          $ -          $ -          $ -    $ 167,416
Time deposits <$100,000                      7,246        6,542        6,192        2,675            -       22,655
Time deposits >$100,000                      7,249        4,604        4,396        3,119            -       19,368
Federal Funds Borrowed                         800            -            -            -            -          800
Federal Home Loan Bank Borrowings              281          285        5,468        5,374       32,187       43,595
BWC Mortgage Services Borrowings            28,068            -            -            -            -       28,068
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 127,352     $ 95,139     $ 16,056     $ 11,168     $ 32,187    $ 281,902
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 211,774    $ (78,985)     $ 4,286     $ 70,195      $ 3,658    $ 210,928
Cumulative rate-sensitive gap            $ 211,774    $ 132,789    $ 137,075    $ 207,270    $ 210,928
                                      =================================================================

Cumulative rate-sensitive ratio               2.66         1.60         1.57         1.83         1.75

Item 4 - Controls and Procedures:

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer, and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b)      Changes in Internal Controls: In the quarter ended September 30, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August the Corporation purchased and retired 15,000 shares of its stock at a price of $21.50 per share for a total of $322,500.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

A $0.06 per share cash dividend was declared by the Board of Directors July 29, 2004, to Shareholders of Record as of August 6, 2004.

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

The registrant furnished a report on form 8-K dated October 15, 2004 which contains a press release announcing financial results for the quarter and year-to-date ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BWC FINANCIAL CORP.
                                                   (Registrant)

November 10, 2004                                   James L. Ryan
___________________________               _________________________________
          Date                                      James L. Ryan
                                       Chairman and Chief Executive Officer

November 10, 2004                                    Leland E. Wines
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

Date:   November 10, 2004

Leland E. Wines
EVP/CFO

Exhibit 31.2

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

Date:   November 10, 2004

James L. Ryan
Chairman and CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: November 10, 2004

__________________
LELAND E. WINES
EVP/CFO & Corp. Secretary

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L.Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: November 10, 2004

__________________
JAMES L. RYAN
Chairman and CEO

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