Form 10-K
period 2004-12-31
BWC FINANCIAL CORP
filed 2005-03-22
CIK 353650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004,

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004: $58,598,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

          Title of Class:      Common Stock, no par value           Shares Outstanding:     4,228,459

Documents Incorporated by Reference*	Incorporated Into:
Definitive Proxy Statement for the 2005	Part III
Annual Meeting of Shareholders to be
filed by April 8, 2005.

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

In accordance with standard accounting practices, 100% of the assets, liabilities, income and expense of the Corporation’s business segment (BWC Mortgage Services) are included in these consolidated financial reports. Net income before income taxes is then reduced by the portion of income belonging to the minority interest.

During 2004 net interest income of the Corporation (before minority interest allocation) was $24,261,000, of which the Bank accounted for $23,094,000 or 95% and the balance by BWC Mortgage Services. In 2003 net interest income was $22,060,000, of which the Bank accounted for $21,800,000, or 99%. BWC Mortgage Services began mortgage banking services during the second quarter of 2003. During 2002, BWC Mortgage Services was not engaged in mortgage banking and net interest income was immaterial.

The Corporation’s net income before tax in 2004 was $9,157,000, of which the Bank contributed $8,289,000, or 90% and (after minority interest allocation) the balance by BWC Mortgage Services. In 2003 net income before tax was $7,637, 000, of which the Bank contributed $6,552,000, or 86% and the balance by BWC Mortgage Services. In 2002 net income before tax was $7,190,000, of which the Bank contributed $6,309,000, or 88% and the balance by BWC Mortgage Services.

See Note 17 for more information on the business segments of the Corporation.

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

Service Area

The primary service area of the Bank and its branches is Contra Costa, Alameda and Santa Clara Counties with limited lending activity also in Solano County. Walnut Creek, California, is the site of the Corporation’s main office and the Bank also operates offices in the cities of Orinda, Danville, San Ramon, Pleasanton, Livermore and San Jose, California.

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

Employees

At December 31, 2004, the Bank employed 123 people. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary, BWC Real Estate. There are 31 employees and approximately 72 agents working for the joint venture, BWC Mortgage Services.

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

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions including, but not limited to, those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

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

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefit accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

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

The SOA is among the most far-reaching U.S. securities legislation enacted. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, (the “Exchange Act”). The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money-laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Regulation W generally excludes all non-bank and non-savings-association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

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

Accounting Changes

From time to time the Financial Accounting Standards Board (“FASB”) issues pronouncements which govern the accounting treatment for the Corporation’s financial statements. For a description of the recent pronouncements applicable to the Corporation, see the Notes to the Financial Statements included in Item 8 of this Report.

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

On 20, 2001 a branch office was opened in San Jose, California, serving the San Jose area. The premises are located in a modern office building of which the Bank has leased approximately 2,386 square feet of office space.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information

The Corporation’s Common Stock trades on the Nasdaq National Market under the symbol “BWCF.”

The following table summarizes those trades of the Corporation’s Common Stock on NASDAQ, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 2003. The closing price on December 31, 2004 was $23.50, compared to the close one year earlier of $21.47. At December 31, 2004, BWC Financial Corp. had 342 shareholders of record plus approximately 500 street-named shareholders. At December 31, 2003, BWC Financial Corp. had 353 shareholders of record plus approximately 506 street-named shareholders.

The shareholders of BWC Financial Corp. will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. There are no preferred shares outstanding at this time.

During the second half of 2003 the Corporation began paying quarterly cash dividends of $0.06 per share. Two dividends were paid in 2003. During 2004, three quarterly dividends were paid at $0.06 per share and a forth was paid at $0.08 per share. It is anticipated that cash dividends will be declared on a quarterly basis in the future.

                           2004                                                       2003

------------------------------- ---------------------------- -- ------------------------ -------------------------
1st Quarter                     2nd Quarter                     1st Quarter              2nd Quarter

$17.60 - $21.47                 $18.68 - $23.33                 $13.41 - $16.20          $14.17 - $16.20
------------------------------- ---------------------------- -- ------------------------ -------------------------
3rd Quarter                     4th Quarter                     3rd Quarter              4th Quarter

$17.88 - $20.26                 $19.38 - $23.64                 $15.55 - $17.05          $15.86 - $21.47
------------------------------- ---------------------------- -- ------------------------ -------------------------
Stock prices have been adjusted for dividends and splits.

Transfer Agent

American Stock Transfer and Trust Company (AST), serves as the Corporation’s transfer agent. Shareholder inquiries regarding holdings of BWC Financial Corp. can be directed to:

American Stock Transfer and Trust Company
59 Maiden Lane
New York, NY 10038
Tel: 1-800-937-5449
or online at: www.amstock.com

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Board of Directors of the Bank adopted the 1990 Incentive Stock Option Plan (the “1990 Plan”) which was approved by shareholders in May 1990, and the Board of Directors of the Bank adopted the 2000 Stock Option Plan (the “2000 Plan”) which was approved by shareholders in May 2000. The 1990 Plan terminated on April 17, 2000, although options granted under the 1990 Plan remain outstanding. More information regarding activity occurring in the Bank’s equity compensation plan is contained in the Corporation’s 2005 Proxy Statement. The table below summarizes the Corporation’s Equity Compensation Information.

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
----------------------------------------------------------------------------------------------------------------------
                                                       (a)                   (b)                     (c )
Equity compensation plans approved
     by security holders                             187,159               $16.61                  447,110
Equity compensation plans not
     approved by security holders                     none
----------------------------------------------------------------------------------------------------------------------
Total                                                187,159               $16.61                  447,110
----------------------------------------------------------------------------------------------------------------------
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information with respect to any purchase made by or on behalf of the issuer or any affiliated purchaser.

----------------------------------------------------------------------------------------------------
       Period               (a) Total      (b) Average      (c)Total Number      (d) Maximum Number
                            Number of       Price Paid            of Shares      of Shares that May
                               Shares        per Share         Purchased as        Yet Be Purchased
                            Purchased                      Part of Publicly          Under the Plan
                                                            Announced Plans
                                                                or Programs
----------------------------------------------------------------------------------------------------

    October 25, 2004           64,842          $ 22.00                    -                       -
----------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for the five years ended December 31, 2004.  The summary is followed by management's discussion and analysis of the significant changes in income and expense presented therein.  This information should be read in conjunction with the consolidated financial statements and notes related thereto appearing elsewhere in this report.

(In thousands except share data)
Summary of Earnings                                        2004            2003           2002            2001           2000
                                                ------------------------------------------------------------------------------
Interest Income                                        $ 29,541        $ 26,312       $ 25,416        $ 30,879       $ 32,138
Interest Expense                                          5,280           4,252          5,003           8,591          9,139
                                                ------------------------------------------------------------------------------
     Net Interest Income                                 24,261          22,060         20,413          22,288         22,999
Provision for Credit Losses                                 975           1,500          1,200           1,600          1,150
                                                ------------------------------------------------------------------------------
Net Interest Income after Provision
     for Credit Losses                                   23,286          20,560         19,213          20,688         21,849
Noninterest Income                                       15,327          17,377         11,692           9,054          5,885
Noninterest Expense                                      28,443          29,128         22,745          20,386         17,295
Minority Interest                                         1,013           1,172            970             695            327
                                                ------------------------------------------------------------------------------
Income before Income Taxes                                9,157           7,637          7,190           8,661         10,112
Provision for Income Taxes                                3,444           2,838          2,602           3,197          3,677
                                                ------------------------------------------------------------------------------
     Net Income                                         $ 5,713         $ 4,799        $ 4,588         $ 5,464        $ 6,435
                                                ==============================================================================
Per Share:(1)
Net Income - basic                                       $ 1.33          $ 1.11         $ 1.10          $ 1.32         $ 1.53
Net Income - diluted                                     $ 1.32          $ 1.11         $ 1.05          $ 1.20         $ 1.37
Weighted ave. shares for Basic E.P.S.                 4,280,595       4,315,772      4,182,243       4,154,059      4,211,501
Weighted ave. shares for Diluted E.P.S.               4,316,256       4,336,572      4,372,727       4,559,076      4,692,028
Book value at period end                                $ 11.18         $ 10.42         $ 9.59          $ 9.29         $ 8.20
Tangible book value at period end                        $10.95          $10.34          $9.60           $8.39          $7.29
Ending Shares                                         4,228,459       4,300,045      4,379,607       4,116,083      4,173,929
Cash Dividends per Common Share                        $   0.26        $   0.12       $      -        $      -       $      -
Dividend Payout Ratio                                     19.64%          10.84%          0.00%           0.00%          0.00%
Summary Balance Sheets at December 31
Cash and Due from Banks                                $ 10,315        $ 17,959       $ 20,993        $ 15,016       $ 20,684
Federal Funds Sold                                        8,500           3,470          2,000           6,000          3,268
Other Short-term Investments                                173              71             36              33            520
Investment Securities                                    80,066          86,655         71,105          86,709         67,945
Loans, Net                                              373,012         330,427        303,583         276,064        247,281
BWC Mortgage Services Loans Held-for Sale                14,966           5,142              -               -              -
Other Assets                                             14,326          13,432         11,749          11,235         10,815
                                                ------------------------------------------------------------------------------
     Total Assets                                     $ 501,358       $ 457,156      $ 409,466       $ 395,057      $ 350,513
                                                ==============================================================================

Noninterest-bearing Deposits                          $ 131,252       $ 123,496       $ 99,175        $ 87,172       $ 88,143
Interest-bearing Deposits                               261,687         246,669        241,778         253,297        221,493
Federal Home Loan Bank Borrowings                        43,313          33,352         23,622          12,955          2,424
BWC Mortgage Services Borrowings                         14,511           5,071              -               -              -
Other Liabilities                                         3,314           3,745          2,892           3,381          4,242
Shareholders' Equity                                     47,281          44,823         41,999          38,252         34,211
                                                ------------------------------------------------------------------------------
     Total Liabilities and
     Shareholders' Equity                             $ 501,358       $ 457,156      $ 409,466       $ 395,057      $ 350,513
                                                ==============================================================================
Financial Ratios:
Return on Average Assets                                  1.15%           1.09%          1.13%           1.45%          1.97%
Return on Average Equity                                 12.39%          11.14%         11.59%          14.97%         20.45%
Average Shareholders' Equity to Average Assets            9.27%           9.76%          9.78%           9.70%          9.64%
Net interest margin (taxable equivalent)                  5.16%           5.30%          5.43%           6.36%          7.61%
Net loan losses to average loans                          0.00%           0.24%          0.22%           0.46%          0.25%
ALLL as % of total loans                                  2.01%           1.98%          2.08%           2.01%          2.14%
Efficiency ratio (Bank)                                  62.80%          66.30%         66.37%          60.08%         55.14%
(1) All share and per-share amounts give effect to the 10% stock dividends in December 2004 and 2003, July 2002, June 2001, and
      August 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp., Bank of Walnut Creek and BWC Real Estate include, but are not limited to, those related to the economic environment - particularly in the areas in which the Corporation and the Bank operate - competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

General
2004

Beginning in July of 2004, the Federal Reserve began raising the rates, by quarter point intervals. The prime rate had been at a 40-year low of 4.00% since June 30, 2003. By the end of 2004 the prime rate had risen by 1.25% to 5.25%. Commensurate with this, because of the asset-sensitive position of the Bank, its net interest spread improved from a low of 4.70% in June to 5.40% in December. Most of the economic news during 2004 was positive, with increases in real GNP, employment and sales. The housing sector continues to be a strong contributor to our economy, and the East Bay also outperformed the State economy and has been a net job contributor to the State employment figures.

The Bay Area economy has strengthened noticeably during 2004 and is projected to continue strengthening in 2005. Industrial production is rising along with exports. Modest but sustained job growth is taking place in computer and electronic equipment manufacturing, and software development. The Northern California housing market appears to be one of the most stable in the state, at this time. A moderate strengthening in employment growth encompassing more industries is expected, though home construction and real estate could experience some job losses.

On the negative side, high oil and home prices present sizable downside risks. The state’s structural budget problems will remain a drag on the economy, as further spending cuts or tax increases seem inevitable. The dollar is likely to fall further against foreign currencies making foreign goods dearer, but could boost exports. The most significant threat to our Corporation’s growth and margins is the increasing competition in our marketplace. A number of new financial institutions have started up and will be aggressive in lending and deposit gathering.

As long as the fear of recession remains small and the economy continues to strengthen, the Fed will keep to its course of raising the Fed Funds rate, by measured steps, until it is at 4%, which is believed to be a neutral level. At this level, the Fed believes that the rate of interest is not predispositioned to act as a stimulus or a retardant to growth or inflation.

During 2004, BWC Financial Corp. experienced a growth of approximately 10% in total assets from the prior year. Gross loans increased 13%, deposits increased 6%, and net income was up 19% from the prior year.

The Corporation’s mortgage brokerage joint venture, BWC Mortgage Services, had a strong year that was comparable to 2003, when the earnings were bolstered by the refinancing boom. This went away for the most part, and 2004 results relied on marketing, growth and increased lending through the mortgage banking activities. BWC Financial Corp. receives 50% of the pre-tax income generated by BWC Mortgage Services.

BWC Mortgage Services has established lines of credit with third-party providers for the purpose of funding sold loans to reduce the time it takes to close mortgages for borrowers. The loans held-for-sale are generally on the books for less than a month and carry virtually no credit risk to the Corporation. For this reason, these loans are reported as a separate line item below the loans and reserves of the Corporation and are evaluated separately in determining the allowance for credit losses. Interest income and fees associated with these loans are included in the “Loans, including Fees” section of the Corporation’s income statement.

The following table shows key financial ratios for the Corporation for the years indicated:
                                                       For the Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                      2004                     2003                         2002
                                           ----------------------------------------------------------------------
Return on average assets                             1.15%                    1.09%                        1.13%
Return on average shareholders' equity              12.39%                   11.14%                       11.59%
Cash dividend payout ratio                          17.70%                    8.88%                            -
Average shareholders' equity as % of:
  Average total assets                               9.27%                    9.76%                        9.78%
  Average total deposits                            12.63%                   11.80%                       11.41%

Results of Operations

Net Income

Net income in 2004 was $5,713,000, which reflects a return on average assets of 1.15% and a return on average equity of 12.39%. The Corporation’s average earning assets increased $56,457,000, or 13%, during 2004 as compared to 2003.

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

The Corporation’s net interest margin for 2004 averaged 5.16%, which represents a .14% decrease from the margin earned during 2003. During 2004 the prime rate averaged 4.34%, or 0.21% more than during 2003. Beginning in July of 2004, the Federal Reserve began raising the rates, by quarter point intervals. The prime rate had been at a 40-year low of 4.00% since June 30, 2003. By the end of 2004 the prime rate had risen by 1.25% to 5.25%. Commensurate with this, because of the asset-sensitive position of the Bank, its net interest spread improved from a low of 4.70% in June to 5.40% in December.

The Corporation’s net interest margin for 2003 averaged 5.30%, which represents a .13% decrease from the margin earned during 2002. During 2003 the prime rate averaged 4.13%, or 0.55% less than during 2002. The Corporation’s aggressive control of cost of funds helped support our net interest margin in the face of declining rates.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:

The following is an analysis of net interest earnings for the years ended December 31.

EARNING ASSETS                                                           2004                                          2003                                       2002
                                                  --------------------------------------------  -----------------------------------------  -----------------------------------------
In thousands                                                           Interest         Rates                        Interest      Rates                        Interest      Rates
                                                         Average        Income/       Earned/          Average        Income/    Earned/          Average        Income/    Earned/
                                                         Balance        Expense        Paid(1)         Balance        Expense     Paid(1)         Balance        Expense     Paid(1)
                                                  --------------------------------------------  -----------------------------------------  -----------------------------------------

Federal Funds Sold                                     $ 12,424        $    153          1.23%      $   13,258       $    142       1.08%       $  13,153       $    219       1.67%
Other Short-Term Investments                                 104              2          1.61               83              1       0.96              181              4       1.49
Investment Securities:
  U.S. Treasury Securities                                   272              8          2.93              257              7       2.87            4,295            122       2.84
  Securities of U.S.
     Government Agencies                                  28,600            769          2.68           23,897            794       3.32           35,549          1,487       4.18
  Obligations of States &
     Political Subdivisions(2)                            37,017          1,171          3.93           29,767          1,187       4.79           35,807          1,639       5.22
  Corporate Securities                                    16,316            601          3.67           17,100            664       3.88           11,518            493       4.28
Loans (3) (4) (5)                                        360,876         24,758          6.86          329,017         22,920       6.97          279,888         21,452       7.67
BWC Mortgage Services Loans Held-for-Sale                 20,067          2,079         10.36            6,956            597       8.58                -              -          -
                                                  ------------------------------                ------------------------------             ------------------------------

TOTAL EARNING ASSETS                                   $ 475,676       $ 29,541          6.27%       $ 420,335       $ 26,312       6.32%       $ 380,391       $ 25,416        6.74%
                                                                 ===============                               ===============                            ===============

NONEARNING ASSETS                                         22,110                                        20,995                                     24,358
                                                  ---------------                               ---------------                            ---------------

TOTAL AVERAGE ASSETS                                   $ 497,786                                     $ 441,330                                  $ 404,749
                                                  ===============                               ===============                            ===============

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY (Continued):
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                      2004                                          2003                                       2002
                                                  --------------------------------------------  -----------------------------------------  -----------------------------------------
                                                                       Interest         Rates                        Interest      Rates                        Interest      Rates
                                                         Average        Income/       Earned/          Average        Income/    Earned/          Average        Income/    Earned/
                                                         Balance        Expense        Paid(1)         Balance        Expense     Paid(1)         Balance        Expense     Paid(1)
                                                  --------------------------------------------  -----------------------------------------  -----------------------------------------
INTEREST-BEARING DEPOSITS:
   Savings and NOW Accounts                            $  55,926       $     97          0.17%       $  52,716       $    102       0.19%       $  45,258        $   140       0.31%
   Money Market Accounts                                 157,904          1,610          1.02          155,228          1,672       1.08          150,978          2,364       1.57
   Time Deposits                                          54,623            906          1.66           47,900            852       1.78           55,998          1,559       2.78
                                                  ------------------------------                ------------------------------             ------------------------------
TOTAL INTEREST-BEARING DEPOSITS                          268,453          2,613          0.97          255,844          2,626       1.03          252,234          4,063       1.61

  Federal Funds Purchased                                    399              6          1.38               37              1       1.40              112              2       1.51
  FHLB Borrowings                                         36,128          1,746          4.83           25,940          1,278       4.93           16,861            938       5.56
  BWC Mortgage Services Borrowings                        20,068            915          4.56            6,749            347       5.14                -              -          -
                                                  ------------------------------                ------------------------------             ------------------------------
TOTAL BORROWINGS                                          56,595          2,667          4.71           32,726          1,626       4.97           16,973            940       5.54

TOTAL AVERAGE INTEREST-BEARING
    DEPOSITS AND BORROWINGS                            $ 325,048       $  5,280         1.62%        $ 288,570        $ 4,252       1.47%       $ 269,207        $ 5,003       1.86%

NONINTEREST-BEARING DEPOSITS                             124,695              -                        107,390              -                      93,495              -

OTHER LIABILITIES                                          1,918              -                          2,287              -                       2,476              -

SHAREHOLDERS' EQUITY                                      46,126              -                         43,082              -                      39,571              -
                                                  ------------------------------                ------------------------------             ------------------------------
TOTAL AVERAGE LIABILITIES
     AND SHAREHOLDERS' EQUITY                          $ 497,787                                     $ 441,329                                  $ 404,749
                                                  ===============                               ===============                            ===============

NET INTEREST INCOME
   AND NET INTEREST MARGIN
   ON AVERAGE EARNING ASSETS                                           $ 24,261          5.16%                       $ 22,060       5.30%                        $ 20,413       5.43%
                                                                 =============================                 ==========================                  ==========================

  Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.

  Amounts calculated on a fully tax-equivalent basis where appropriate (2004 and 2003 Federal Statutory Rate was 34%).

  Nonaccrual loans of $25,000 and $687,000 as of December 31, 2004 and 2003 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

  Average loans are net of average deferred loan origination fees of $1,624,000 and $1,678,000 in 2004 and 2003, respectively.

  Loan interest income includes loan origination fees of $2,247,000 and $2,780,000 in 2004 and 2003, respectively.

Change in Interest and Expense
Due to Volume Change and Rate Change

The following table provides pertinent information about interest income and expense between the years 2004 and 2003, and between the years 2003 and 2002. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
In thousands                                                 2004 over 2003                          2003 over 2002
                                               --------------------------------------   -------------------------------------
                                                     Volume        Rate        Total         Volume         Rate       Total
                                               --------------------------------------   -------------------------------------
Increases (Decreases) in Interest Income
Federal Funds Sold                                  $    (9)     $   20      $    11        $     1     $    (78)    $   (77)
Other Short-Term Investments                              -           1            1             (2)          (1)         (3)
Investment Securities:
  U.S. Treasury Securities                                -           -            -           (116)           1        (115)
  Securities of U.S. Government Agencies                141        (169)         (28)          (438)        (255)       (693)
  Obligations of State and
    Political Subdivisions                              224        (236)         (12)          (307)        (145)       (452)
  Corporate Debt Securities                             (29)        (34)         (63)           228          (57)        171
Loans                                                 2,203        (365)       1,838          3,445       (1,977)      1,468
BWC Mortgage Services Loans Held-for-Sale             1,242         240        1,482            597            -         597
                                               --------------------------------------   -------------------------------------
    Total Increase (Decrease)                       $ 3,772      $ (543)     $ 3,229        $ 3,408     $ (2,512)    $   896

Increase (Decrease) in Interest Expense
Deposits:
  Savings and NOW Accounts                          $     8      $  (13)     $    (5)       $    20     $    (58)    $   (38)
  Money Market Accounts                                   3         (65)         (62)            61         (753)       (692)
  Time Deposits                                         115         (61)          54           (183)        (524)       (707)
Federal Funds Purchased                                   5           -            5             (1)           -          (1)
FHLB Borrowings                                         508         (40)         468            476         (136)        340
BWC Mortgage Services Borrowings                        646         (78)         568            347            -         347
                                               --------------------------------------   -------------------------------------
    Total Increase (Decrease)                       $ 1,285      $ (257)     $ 1,028        $   720     $ (1,471)    $  (751)
Increase (Decrease) on
                                               --------------------------------------   -------------------------------------
   Net Interest Income                              $ 2,487      $ (286)     $ 2,201        $ 2,688     $ (1,041)    $ 1,647
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

Total interest income in 2004 increased $3,229,000 as compared to 2003. This was related in total to the growth in earning assets during the current year. Analysis of the influences of growth and rates shows that interest income was increased by approximately 3.8 million dollars, due to growth, and reduced by approximately $0.5 million, due to lower rates.

Total interest expense in 2004 increased $1,028,000 from 2003. This was related in total to the increase in volume of funds. Analysis of the influence of growth and rates shows that interest expense was increased by approximately $1.3 million, due to increased growth, and decreased by approximately $0.3 million, due to rates.

Based on the above factors affecting interest income and interest expense, net interest income increased $2,201,000 during 2004 as compared to 2003. Had the same average rates been in effect during 2004 as were experienced in 2003, the net interest income of the Corporation would have increased by approximately $2.5 million.

Total interest income in 2003 increased $896,000 as compared to 2002. This was related in total to the growth in earning assets during the current year. Analysis of the influences of growth and rates shows that interest income was increased by approximately $3.4 million, due to growth, and reduced by approximately $2.5 million, due to lower rates.

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

The Bank employs a variety of modeling tools to monitor interest-rate risks. One of the earlier and more basic models is GAP reporting. The net difference between the amount of assets and liabilities within a cumulative calendar period is typically referred to as the “rate sensitivity position.”

As part of the GAP analysis to help manage interest-rate risk, the Bank also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Bank’s asset and liability positions, such as its loans, investment securities and customer deposits. The Bank’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of December 31, 2004 estimated that a 2% interest-rate shock (decrease) could lower pretax earnings by $3,245,000, which was 14.9% of the Bank’s 2004 net interest income. Although this percentage is just below the Bank’s policy, management believes this is to our advantage since rates are expected to continue increasing.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Bank’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest-rate-sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate-sensitivity position of the Corporation as of December 31, 2004. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

Repricing within:                                    3          3-6           12          1-5       Over 5
In thousands                                    Months       Months       Months        Years        Years       Totals
------------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                               $   8,673     $      -     $      -     $      -     $      -    $   8,673
Investment securities                            7,049        6,262       11,184       54,677          894       80,066
Construction & Commercial R/E Loans            149,268       10,156        5,878        9,146       33,292      207,740
Commercial Loans                                99,619        2,882        2,640        2,337          386      107,864
Installment Loans                               46,272            6           10           39            -       46,327
Leases                                           1,880        2,033        3,630       11,208            -       18,751
BWC Mortgage Loans Held-for-Sale                14,966            -            -            -            -       14,966
                                         -------------------------------------------------------------------------------
Interest-bearing assets                      $ 327,727     $ 21,339     $ 23,342     $ 77,407     $ 34,572    $ 484,387
                                         -------------------------------------------------------------------------------

Liabilities:
Money market accounts                        $  78,118     $ 78,118     $      -     $      -     $      -    $ 156,236
Time deposits <$100,000                          7,844        7,087        4,547        2,995            -       22,473
Time deposits >$100,000                          6,333        5,694        3,470        4,261            -       19,758
Federal Funds Borrowed                               -                         -            -            -            -
Federal Home Loan Bank Borrowings                  285          288        5,435        5,454       31,851       43,313
BWC Mortgage Services Borrowings                14,511            -            -            -            -       14,511
                                         -------------------------------------------------------------------------------
Interest-bearing liabilities                 $ 107,091     $ 91,187     $ 13,452     $ 12,710     $ 31,851    $ 256,291
                                         -------------------------------------------------------------------------------

Rate-sensitive gap                           $ 220,636     $(69,848)    $  9,890    $  64,697    $   2,721    $ 228,096
Cumulative rate-sensitive gap                $ 220,636     $150,788     $160,678    $ 225,375    $ 228,096
                                         ==================================================================

Cumulative rate-sensitive ratio                   3.06         1.76         1.76         2.00         1.89

Maturity Distribution and Interest-Rate Sensitivity of Loans

The following table shows the maturity distribution and interest-rate sensitivity of loans of the Corporation on December 31, 2004.
In thousands
                                                                       Loans With a Maturity of
                                                         ----------------------------------------------------------
                                                              One Year         One to    After Five
                                                               or Less     Five Years         Years          Total
                                                         ----------------------------------------------------------
Construction and Real Estate Loans                            $ 90,378       $ 19,990     $       -      $ 110,368
Commercial Real Estate                                           1,527         11,704        84,141         97,372
Commercial                                                      41,415         25,224        41,225        107,864
Installment                                                        145          8,597        37,585         46,327
Leases                                                           1,054         17,697             -         18,751
                                                         ----------------------------------------------------------

     TOTAL                                                   $ 134,519       $ 83,212     $ 162,951      $ 380,682
                                                         ==========================================================

Loans with Fixed Interest Rates                              $   1,541       $ 14,962     $  40,910      $  57,413
Loans with Floating Interest Rates                             132,978         68,250       122,041        323,269
                                                         ----------------------------------------------------------

     TOTAL                                                   $ 134,519       $ 83,212     $ 162,951      $ 380,682
                                                         ==========================================================

Outstanding loans by type were:                                                       December 31,
In thousands                                                      2004           2003          2002           2001          2000
---------------------------------------------------------------------------------------------------------------------------------
Real Estate Construction                                     $ 110,368      $ 100,298     $  82,261      $  91,673     $  72,638
Commercial Real Estate                                          97,372         71,196        72,332         47,028        29,436
Commercial                                                     107,864        103,702        89,505         81,878        94,592
Installment                                                     46,327         47,333        51,857         47,732        43,220
Leases                                                          18,751         14,591        13,605         13,156        12,437
                                                         ------------------------------------------------------------------------
     Total                                                     380,682        337,120       309,560        281,467       252,323
Less: Allowance for Credit Losses                               (7,670)        (6,693)       (5,977)        (5,403)       (5,042)
                                                         ------------------------------------------------------------------------
     Net Loans                                               $ 373,012      $ 330,427     $ 303,583      $ 276,064     $ 247,281
                                                         ========================================================================

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

The ratio of the allowance for credit losses to total loans as of December 31, 2004 was 2.01%, as compared to 1.98% for the period ending December 31, 2003. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of December 31, 2004, the Corporation had $6,371,000 in allocated reserves and $1,299,000 in unallocated reserves. As of December 31, 2003, the Corporation had $6,270,000 in allocated reserves and $422,000 in unallocated reserves.

During 2004, loans increased by approximately 13% and management believes these loans contain a certain amount of unidentified imbedded loss. Management also believes that the amount of unallocated reserves is reasonable due to the growth of the Bank’s loan portfolio and the higher-risk credit products included in its Leasing Division, Small Business Administration lending program and Commercial Real Estate lending. The Bank also has a high concentration of credit in single family Construction Real Estate lending. In spite of these risk factors, the Bank’s classified loans, non-accrual and past-due loans have decreased over the past year. This is reflected in the low amount of charge-offs during 2004 and the fact that the Bank’s net charge-offs resulted in a modest credit for the year. In view of all these factors, management discontinued additional allowance provisions during the fourth quarter of 2004 and, unless loan growth accelerates or material losses occur, there will likely be no additional provisions made during 2005.

The Corporation had net recoveries of $2,000 during 2004 as compared to net charge-offs of $784,000 during the comparable period in 2003.

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

                              ------------------------------------------------------------------------------------------------
                                         2004                           2003                            2002
                              ------------------------------------------------------------------------------------------------
In thousands                       Allocation      Loans as a     Allocation      Loans as a      Allocation       Loans as a
                                 of Allowance      Percent of   of Allowance      Percent of    of Allowance       Percent of
Type of Loan                          Balance     Total Loans        Balance     Total Loans         Balance      Total Loans
                              ------------------------------------------------------------------------------------------------

Commercial                            $ 3,695           28.33%       $ 3,831           30.76%        $ 2,813            28.91%
Real Estate Construction                  584           28.99            591           29.75             420            26.57
Commercial Real Estate                    209           25.58            153           21.12             142            23.37
Installment                               537           12.17            745           14.04             439            16.75
Leases                                  1,346            4.93            949            4.33             670             4.40
Unallocated                             1,299           -                423           -               1,493            -
                              ------------------------------------------------------------------------------------------------
     TOTAL                            $ 7,670          100.00%       $ 6,692          100.00%        $ 5,977           100.00%
                              ================================================================================================

                              ---------------------------------------------------------------
                                         2001                           2000
                              ---------------------------------------------------------------
                                   Allocation      Loans as a     Allocation      Loans as a
                                 of Allowance      Percent of   of Allowance      Percent of
Type of Loan                          Balance     Total Loans        Balance     Total Loans
                              ---------------------------------------------------------------

Commercial                            $ 3,722           29.09%       $ 2,831           37.49%
Real Estate Construction                  412           32.57          1,098           28.78
Commercial Real Estate                     81           16.71             75           11.67
Installment                               389           16.96            376           17.13
Leases                                    612            4.67            434            4.93
Unallocated                               187           -              3,059               -
                              ---------------------------------------------------------------
     TOTAL                            $ 5,403          100.00%       $ 5,042          100.00%
                              ===============================================================

BWC Financial Corp. believes that any breakdown or allocation of the allowance into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated reserve available for all loans.  The allowance breakdown shown above should not be interpreted as an indication of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

ALLOWANCE FOR CREDIT LOSSES (Cont.)
In thousands                                                                          For the Year Ended December 31,
                                                                     2004          2003          2002           2001          2000
                                                           ------------------------------------------------------------------------
Total loans outstanding at end of period, before
     deducting allowance for credit losses                      $ 380,682     $ 337,120     $ 309,560      $ 281,467     $ 252,323
                                                           ========================================================================

Average total loans outstanding during period                   $ 360,876     $ 329,017     $ 279,890      $ 267,177     $ 231,991
                                                           ========================================================================

Analysis of the allowance for credit losses:
Beginning Balance                                               $   6,693     $   5,977     $   5,403      $   5,042     $   4,466
                                                           ------------------------------------------------------------------------

Charge-offs:
     Commercial                                                       202           780           545          1,009           502
     Leases                                                            54           281           270            382           125
     Installment                                                       14            50            23             75            34
                                                           ------------------------------------------------------------------------
          Total Charge-Offs                                           270         1,111           838          1,466           661

Recoveries:
     Commercial                                                       183           246            82            138            72
     Leases                                                            87            78           119             79             8
     Installment                                                        2             3            11             10             7
                                                           ------------------------------------------------------------------------
          Total Recoveries                                            272           327           212            227            87

          Net Charge-Offs (Recoveries)                                 (2)          784           626          1,239           574
                                                           ------------------------------------------------------------------------

Provisions charged to expense                                         975         1,500         1,200          1,600         1,150
                                                           ------------------------------------------------------------------------

Ending Balance                                                  $   7,670     $   6,693     $   5,977      $   5,403     $   5,042
                                                           ========================================================================
Ratio of net charge-offs (recoveries)
     to average total loans                                          0.00%         0.24%         0.22%          0.46%         0.25%
                                                           ========================================================================
Ratio of allowance for credit losses
     to total loans at end of period                                 2.01%         1.98%         1.93%          1.92%         2.00%
                                                           ========================================================================

The following table provides further information on past-due and nonaccrual loans.

                                                                     2004          2003          2002           2001          2000
                                                           ------------------------------------------------------------------------
Loans past due 90 days or more, still accruing interest         $       3     $      89     $     328       $    257     $      26
Nonaccrual Loans                                                       25           687           426            846         2,041
                                                           ------------------------------------------------------------------------
     Total                                                      $      28     $     776     $     754       $  1,103     $   2,067
                                                           ========================================================================

As of December 31, 2004 and 2003, the Corporation’s recorded investment in impaired loans was $25,000 and $687,000, respectively. As of December 31, 2004 and 2003, the Corporation had established a valuation allowance of $25,000 and $468,000, respectively, against impaired loans. The average recorded investment in impaired loans for 2004 and 2003 was $339,000 and $997,000, respectively.

As of December 31, 2004 and 2003, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income remains uncollected. Interest foregone on nonaccrual loans was approximately $0 in 2004, $168,000 in 2003, and $82,000 in 2002.

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

Deposits

The Corporation competes with bank and non-bank institutions in terms of its structure of interest rates on deposit products offered.

As discussed in the Income Statement Analysis, most of the Bank’s deposit rates continued to fall, in concert with the general decline in rates during the first half of 2004. This trend began to reverse in the second half of the year although, for the entire year, rates did average less than during 2003. A comparison of the rates paid on the Bank’s deposit products at December 31, 2004, 2003 and 2002 is as follows:

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
In thousands
                                                                          For the Year Ended December 31,
                                           -----------------------------------------------------------------------------------------------------------------------
                                                      2004                                   2003                                   2002
                                           -----------------------------------------------------------------------------------------------------------------------
                                                   Average                                Average                                Average
Interest-bearing Deposits:                         Balance      Interest      Rates       Balance       Interest     Rates       Balance       Interest     Rates
                                           -----------------------------------------------------------------------------------------------------------------------
Savings and NOW Accounts                        $   55,926       $    97       0.17%   $   52,716      $     102      0.19%   $   45,258          $ 140    30.60%
Money Market Accounts                              157,904         1,610       1.02       155,228          1,672      0.01       150,978          2,364      0.02
Time Deposits                                       54,623           906       1.66        47,900            852      0.02        55,998          1,559      2.78
                                           -----------------------------------------------------------------------------------------------------------------------
    Total Interest-bearing Deposits             $  268,453       $ 2,613       0.97%   $  255,844      $   2,626      1.03%   $  252,234        $ 4,063     1.61%
                                           -----------------------------------------------------------------------------------------------------------------------

Noninterest-bearing Demand                         124,695             -          -       107,390              -         -        93,495              -         -
                                           -----------------------------------------------------------------------------------------------------------------------
     Total Deposits                             $  393,148       $ 2,613       0.66%   $  363,234      $   2,626      0.72%   $  345,729        $ 4,063     1.18%
                                           =======================================================================================================================

The following table shows the ending balances for the various classifications of deposits for the periods indicated.
In thousands                                                              For the Year Ending December 31,
                                           ----------------------------------------------------------------------------------------------
                                                      2004                                   2003                                   2002
                                           ----------------------------------------------------------------------------------------------
Noninterest-bearing Demand                       $ 131,252                              $ 123,496                              $  99,175
Savings and NOW Accounts                            63,220                                 52,727                                 50,066
Money Market Accounts                              156,236                                152,188                                141,553
Time Deposits                                       42,231                                 41,754                                 50,159
                                           ----------------                         --------------                         --------------
    Total Deposits                               $ 392,939                              $ 370,165                              $ 340,953

Time Deposit Maturity Schedule:
In Thousands                                             3           3-6         6-12           1-5
                                                    Months        Months       Months         Years          Total
                                           ------------------------------------------------------------------------
Time deposits <$100,000                          $   7,844     $   7,087     $  4,547     $   2,995     $   22,473
Time deposits >$100,000                              6,333         5,694        3,470         4,261         19,758
                                           ------------------------------------------------------------------------
     Total Time Deposits                         $ 14,177      $ 12,781      $ 8,017      $ 7,256       $ 42,231

Other Borrowings

The Bank utilizes its ability to borrow from the Federal Home Loan Bank to support its fixed-rate commercial real estate loan program. Qualifying real estate loans are pledged with the FHLB to secure borrowings for the purpose of protecting an interest- rate spread on offsetting fixed-rate commercial real estate loans granted by the Bank with similar amounts and terms. The loans are amortized over a ten-year period and carry interest rates ranging from 2.89% to 6.8%. The cash flow receivable to the Bank, on the underlying loans granted by the Bank to its clients, is designed to meet the cash flow payments due from the Bank on its borrowings from the FHLB. Although the Bank has unused borrowing capacity under this line, management intends to only draw on this line as a funding source for fixed-rate commercial real estate loans the Bank grants to its clients. This borrowing is of a long-term installment nature and, as a result, will not fluctuate materially during the year.

BWC Mortgage Services has established lines of credit with Flagstar Bank, in the amount of $7,000,000 and with First Collateral Services in the amount of $30,000,000. Borrowings under these lines of credit is undertaken to fund pre-sold mortgages pending receipt of funds from the purchasing institution. The duration of the loans funded with these borrowings is approximately two weeks and they are considered to be of extremely low risk, therefore the subsidiary has not established a reserve against these loans.

OTHER BORROWED FUNDS:
The following table shows daily average balances for the various classifications of borrowed funds for the periods indicated.
                                                                  2004                                       2003                                       2002
                                           ----------------------------------------------------------------------------------------------------------------------------------
In thousands                                                                 Weighted                                   Weighted                                    Weighted
                                                                              Average                                    Average                                     Average
                                                               Interest         Rates                     Interest         Rates                     Interest          Rates
                                                 Average        Income/       Earned/        Average       Income/       Earned/        Average       Income/        Earned/
Other Borrowed Funds:                            Balance        Expense        Paid(1)       Balance       Expense        Paid(1)       Balance       Expense         Paid(1)
                                           ----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased                         $    399        $     6         1.38%       $     37       $     1         1.40%       $    112         $   2          1.51%
FHLB Borrowings                                   36,128          1,746         4.83%         25,940         1,278         4.93%         16,861           938          5.56%
BWC Mortgage Services Borrowings                  20,068            915         4.56%          6,749           347         5.14%              -             -              -
                                           ----------------------------------------------------------------------------------------------------------------------------------
     Total Other Borrowings                     $ 56,595        $ 2,667         4.71%       $ 32,726       $ 1,626         4.97%       $ 16,973         $ 940          5.54%
                                           ==================================================================================================================================

                                                 Maximum         End of                      Maximum        End of                      Maximum        End of
(In thousands)                                 Month End      Year Amt.                    Month End     Year Amt.                    Month End     Year Amt.
                                           -----------------------------              -----------------------------              -----------------------------
Federal Funds Purchased                         $    800       $      -                     $    500      $      -                     $      -      $      -
FHLB Borrowings                                 $ 43,595       $ 43,313                     $ 33,352      $ 33,352                     $ 23,622      $ 23,622
BWC Mortgage Services Borrowings                $ 34,213       $ 14,511                     $ 22,041      $  5,071                     $      -      $      -

Repricing within:                                      3            3-6          6-12            1-5        Over 5
In thousands                                      Months         Months        Months          Years         Years        Totals
---------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank Borrowings               $    285          $ 288       $ 5,435        $ 5,454      $ 31,851      $ 43,313
BWC Mortgage Services Borrowings                $ 14,511          $   -       $     -        $     -      $      -      $ 14,511

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2004, the Corporation's significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                      Payments Due In
                                                        ---------------------------------------------------------
                                                                             One to       Three to          Over
                                                   Note      One Year         Three           Five          Five
In thousands                                  Reference       or Less         Years          Years         Years          Total
--------------------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity                    -     $ 350,708      $      -       $      -      $      -      $ 350,708
Time Deposits                                         -        34,975         7,256              -             -         42,231
Operating Leases                                     11         1,108         1,816          1,531         4,199          8,654
Federal Home Loan Bank Borrowings                    10         6,008         2,165          3,289        31,851         43,313
BWC Mortgage Services Borrowings                     10        14,511             -              -             -         14,511

A schedule of significant commitments at December 31, 2004 follows:
In thousands
----------------------------------------------------------------------
Commitments to extend credit:
  Unused real estate construction commitments               $  54,771
  Unused commercial loan commitments                           77,251
  Revolving home equity and credit card lines                  67,681
  Standby letters of credit                                     1,136
                                                        --------------
Total                                                       $ 200,839

Further discussion of these commitments is included in Note 11 to the consolidated financial statements. In addition, the Corporation has commitments and obligations under its Defined Contribution Plan as described in Note 12 to the consolidated financial statements.

Noninterest Income
2004 vs. 2003

Total noninterest income in 2004 was $2,050,000 less than earned in 2003. The noninterest income of the Corporation includes BWC Mortgage Services commissions and their other operating income. The noninterest income associated with BWC Mortgage Services decreased $1,631,000 from the prior year and their other income decreased $358,000. With rising interest rates in 2004, the refinancing market dried up, which was a primary source of noninterest income from BWC Mortgage Services. This decrease was offset in large part by a decrease in their noninterest expense and an increase in income from their mortgage banking operations in the form of interest income.

For Bank of Walnut Creek, income from service charges decreased $92,000 between the respective periods, in part due to the free checking programs sponsored by the Bank caused by competitive pressure. Other noninterest income from various sources was about the same as the prior year. The Bank had gains on security transactions of $21,000 in 2004 as compared to losses of $12,000 the prior year.

2003 vs. 2002

Total noninterest income in 2003 was $5,685,000 greater than earned in 2002. The noninterest income of the Corporation includes BWC Mortgage Services commissions and their other operating income. The noninterest income associated with BWC Mortgage Services accounted for $5,490,000 or most of the increase. With continued low interest rates prevailing throughout 2003, mortgage financing and refinancing activities were at a high level.

For Bank of Walnut Creek, income from service charges increased $73,000 between the respective periods. Other noninterest income from various sources was up $218,000 from the prior year. The Bank had a loss on security transactions of $12,000 in 2003 as compared to a gain of $84,000 the prior year.

Noninterest Expense
2004 vs. 2003

Total noninterest expense in 2004 decreased $685,000 from 2003. The noninterest expense of the Corporation includes BWC Mortgage Services sales commissions and their other operating expenses. The decrease in refinancing activities associated with BWC Mortgage Services accounted for a decrease in noninterest expense of approximately $2,000,000 in 2004 as compared to 2003.

Salaries and related benefits reflect an increase of $775,000 over that of 2003. Of this, approximately $606,000 originated from BWC Mortgage Services, and the remainder was from the Bank and related to salary and merit increases on existing staff plus material increases in medical insurance premiums. Full time equivalents (FTE) in the Bank averaged approximately 120 during 2004 and 124 during 2003.

Total occupancy expense increased $305,000 between the respective periods. Of this increase, BWC Mortgage Services accounted for $169,000 and the balance from the Bank of Walnut Creek. This reflects expansion of operations, improvements to the Bank’s headquarters and increases in operating leases and costs of other office space based on terms contained in lease contracts.

Furniture and equipment expense increased $100,000 during the respective periods. BWC Mortgage Services accounted for approximately $71,000 of this increase and the balance from the Bank of Walnut Creek. In both cases, the increases primarily represented investments in technology.

Other operating expenses decreased $124,000 from the comparable expenses in 2003. Other operating expenses of BWC Mortgage Services increased approximately $110,000, offset by decreases from the Bank of approximately $234,000. The largest segment of decrease in the Bank was in legal and professional fees which were down approximately $156,000 from the prior year and other fees which were down approximately $146,000. A reclassification to reserve for undisbursed loan commitments was made in the amount of $100,000, which was charged to noninterest expense in 2004. This reserve in the Bank’s other liabilities is to provide for probable losses in the Bank’s off-balance sheet commitments.

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

Other operating expenses increased $886,000 over the comparable expenses in 2002 of which all but $23,000 was related to BWC Mortgage Services. Most categories of operating expenses experienced increases, reflecting the growth and expansion of the Corporation and its activities. The largest segment of increase in the Bank was in legal and professional fees which were up approximately $273,000 from the prior year. Reduction in other categories of other operating expenses reduced the effect of this increase. The Bank pursued litigation on a number of problem credits throughout the year. This area of expense is expected to decrease in the coming year.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at December 31, for both 2004 and 2003.

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

The Bank’s leverage ratio surpassed the regulatory minimum of 3% at December 31, for both 2004 and 2003.

See Note 16 of the Consolidated Financial Statements.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2004. Core deposits, the most significant source of funding, comprised approximately 74% and 77% of funding in 2004 and 2003, respectively.

Cash, investment securities, and other temporary investments represent 20% of total assets as of December 31, 2004 and 23% the prior year.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Consolidated Statement of Cash Flows, net cash from operating activities for the year ended December 31, 2004 decreased liquidity by $2,675,000 compared to an increase of $4,059,000 in 2003. The primary area of operations using liquidity was from the increase in BWC Mortgage Services loans held-for-sale which increased $9,587,000 between the respective periods.

The majority of the Corporation’s funding comes from customer deposits within its operating region. Customer deposits provided $22,774,000 for the year ended December 31, 2004 compared to $29,212,000 for 2003. Borrowing activities also provide a source of funding and, in the period ending December 31, 2004, borrowed funds contributed $19,402,000 as compared to $14,801,000 for 2003. Other important sources of liquidity are investments in federal funds, other short-term investments and the Corporation’s securities portfolio. The Corporation maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $54,967,000 for the year ended December 31, 2004 compared to $33,147,000 for 2003.

The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. The Corporation has available from correspondent banks Federal Fund lines of credit totaling $20,000,000. In addition, the Corporation has approximately $13,000,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the Corporation include dividends and returns on investment from its subsidiaries.

The primary source of funding for the Corporation has been the declaration of dividends from its subsidiaries. The subsidiaries of the Corporation declared dividends to the holding company in 2004, 2003, and 2002 of $4,000,000, $2,260,000, and $1,000,000, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during 2004, 2003, and 2002 of $4,885,000, $4,678,000, and $5,514,000, respectively. Another source of funding for the Corporation has been receipts from stock options exercised.

During 2004, 2003, and 2002, stock options exercised generated cash to the Corporation of $197,000, $89,000, and $928,000, respectively. As of January 1, 2005, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,410,000, versus $13,319,000 at January 1, 2004. As discussed in Note 14 to the consolidated financial statements, the subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows in Note 15 may not represent cash immediately available to the holding company.

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available.

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

Lease financing receivables may include a residual value component and may contain some risk associated with the valuation of leased asset residuals. Most of the Corporation’s lease receivables carry a nominal residual of $1; however, on some, a 10% residual of the original purchase price is applied, which management estimates to represent a conservative amount. At the end of the lease term, the lessee may have the option to buy the equipment at the residual price, or return it. The resale value of equipment returned may exceed or be less than the amount of residual taken. The Corporation's lease portfolio contains no automobile financings. As of December 31, 2004 the Corporation’s lease financing residual value was $338,000 against lease receivables of $21,587,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                           Table of Contents

BWC FINANCIAL CORP. AND SUBSIDIARIES                                            Page Number

Consolidated Balance Sheets as of December 31, 2004 and 2003                             34

Consolidated Statements of Income for the years ended
December 31, 2004, 2003 and 2002                                                         35

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2004, 2003 and 2002                                     36

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002                                                         37

Notes to Consolidated Financial Statements                                            38-56

Report of Independent Registered Public Accounting Firm for the years
   ended December 31, 2004, 2003 and 2002                                                57

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
In thousands
                                                                    December 31,   December 31,
Assets                                                                    2004           2003
                                                                 -----------------------------

Cash and Due From Banks                                              $  10,315      $  17,959
Federal Funds Sold                                                       8,500          3,470
Other Short-term Investments                                               173             71
                                                                 -----------------------------
                    Total Cash and Cash Equivalents                     18,988         21,500

Investment Securities:
     Available-for-Sale                                                 62,220         67,684
     Held-to-Maturity (approximate fair value of
        $17,947 in 2004 and $19,245 in 2003)                            17,846         18,971
Loans, Net of Allowance for Credit Losses of $7,670
     in 2004 and $6,693 in 2003                                        373,012        330,427
BWC Mortgage Services Loans Held-for-Sale                               14,966          5,142
Premises and Equipment, Net                                              4,051          3,892
Interest Receivable and Other Assets                                    10,275          9,540
                                                                 -----------------------------
                    Total Assets                                     $ 501,358      $ 457,156
                                                                 =============================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 131,252      $ 123,496
                                                                 -----------------------------
      Interest-bearing:
          Money Market Accounts                                        156,236        152,188
          Savings and NOW Accounts                                      63,220         52,727
          Time Deposits:
               Under $100,000                                           22,473         23,225
               $100,000 or more                                         19,758         18,529
                                                                 -----------------------------
               Total Interest-bearing                                  261,687        246,669

                    Total Deposits                                     392,939        370,165

Federal Home Loan Bank Borrowings                                       43,313         33,352
BWC Mortgage Services Borrowings                                        14,511          5,071
Interest Payable and Other Liabilities                                   3,314          3,745
                                                                 -----------------------------

                    Total Liabilities                                  454,077        412,333
                                                                 -----------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                        --             --
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         4,228,459 shares in 2004 and 4,300,045 in 2003                 47,054         39,019
Retained Earnings                                                          436          5,305
Accumulated other comprehensive (loss) income                             (209)           499
                                                                 -----------------------------
                    Total Shareholders' Equity                          47,281         44,823
                                                                 -----------------------------
                    Total Liabilities and Shareholders' Equity       $ 501,358      $ 457,156
                                                                 =============================

The accompanying notes are an integral part of these consolidated statements.  Shares outstanding for 2003 have been adjusted to reflect the 10% stock dividend granted in December 2004.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
In thousands except per-share amounts
                                                                                      For the Year Ended December 31,
Interest Income                                                                   2004             2003             2002
                                                                      ---------------------------------------------------
     Loans, including Fees                                                    $ 26,837         $ 23,517         $ 21,452
     Investment Securities:
          Taxable                                                                1,999            2,189            3,292
          Non-taxable                                                              550              463              449
     Federal Funds Sold                                                            153              142              219
     Other Short-term Investments                                                    2                1                4
                                                                      ---------------------------------------------------
                Total Interest Income                                           29,541           26,312           25,416

Interest Expense
       Deposits                                                                  2,613            2,626            4,063
       Federal Funds Purchased                                                       6                1                2
       FHLB Borrowings                                                           1,746            1,278              938
       BWC Mortgage Services Borrowings                                            915              347               --
                                                                      ---------------------------------------------------
                 Total Interest Expense                                          5,280            4,252            5,003

Net Interest Income                                                             24,261           22,060           20,413
Provision for Credit Losses                                                        975            1,500            1,200
                                                                      ---------------------------------------------------
Net Interest Income After Provision For Credit Losses                           23,286           20,560           19,213

Noninterest Income
       BWC Mortgage Services - Commissions                                       8,957           10,588            7,844
       BWC Mortgage Services - Fees & Other                                      3,816            4,174            1,428
       Service Charges on Deposit Accounts                                         923            1,015              942
       Other                                                                     1,610            1,612            1,394
       Gain/(loss) on Security Transactions                                         21              (12)              84
                                                                      ---------------------------------------------------
                Total Noninterest Income                                        15,327           17,377           11,692

Noninterest Expense
       Salaries and Related Benefits                                            11,950           11,195            9,424
       BWC Mortgage Services - Commissions                                       7,536            8,728            5,479
       BWC Mortgage Services - Fees & Other                                        290              819              700
       Occupancy                                                                 2,317            2,012            1,652
       Furniture and Equipment                                                     869              769              771
       Other                                                                     5,481            5,605            4,719
                                                                      ---------------------------------------------------
                Total Noninterest Expense                                       28,443           29,128           22,745
                                                                      ---------------------------------------------------
BWC Mortgage Services - Minority Interest                                        1,013            1,172              970

Income Before Income Taxes                                                       9,157            7,637            7,190
Provision for Income Taxes                                                       3,444            2,838            2,602
                                                                      ---------------------------------------------------
Net Income                                                                    $  5,713         $  4,799         $  4,588
                                                                      ===================================================
Basic Earnings Per Share
Diluted Earnings Per Share                                                    $   1.33         $   1.11         $   1.10
                                                                              $   1.32         $   1.11         $   1.05
                                                                      ===================================================

Weighted Average Basic Shares                                                4,280,595        4,315,772        4,182,243
Weighted Average Diluted Share Equivalents Related to Options                   35,661           20,800          190,484
Weighted Average Diluted Shares                                              4,316,256        4,336,572        4,372,727
                                                                      ===================================================

The accompanying notes are an integral part of these consolidated statements.

31
BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2002, 2003, and 2004
In thousands except share amounts                                                     Accumulated
                                                                                            Other
                                                       Number     Common  Retained  Comprehensive            Comprehensive
                                                    of Shares      Stock  Earnings   Income/(Loss)     Total        Income
                                                  -------------------------------------------------------------------------
Balance, January 1, 2002                            3,092,474   $ 27,160  $ 10,391          $ 701   $ 38,252

Net Income as of December 31, 2002                         --         --     4,588             --      4,588         4,588
Other Comprehensive Income, net of tax
     liability of $519                                     --         --        --            153        153           153
                                                                                                             --------------
Comprehensive Income                                       --         --        --             --         --       $ 4,741
Stock options exercised                               335,721        928        --             --        928
Repurchase and retirement of shares by the
     Corporation                                     (117,723)    (2,396)       --             --     (2,396)
10% stock dividend including payment of
     fractional shares                                309,038      6,404    (6,409)            --         (5)
Tax benefit from the exercise of stock options             --        479        --             --        479
                                                  -----------------------------------------------------------
Balance, December 31, 2002                          3,619,510   $ 32,575   $ 8,570          $ 854   $ 41,999

Net Income as of December 31, 2003                         --         --     4,799             --      4,799         4,799
Other Comprehensive Income, net of tax
     liability of $301                                     --         --        --           (355)      (355)         (355)
                                                                                                             --------------
Comprehensive Income                                       --         --        --             --         --       $ 4,444
Stock options exercised                                 6,140         89        --             --         89
Repurchase and retirement of shares by the
     Corporation                                      (71,700)    (1,292)       --             --     (1,292)
Cash Dividend Paid                                         --         --      (426)            --       (426)
10% stock dividend including payment of
     fractional shares                                355,182      7,633    (7,638)            --         (5)
Tax benefit from the exercise of stock options             --         14        --             --         14
                                                  -----------------------------------------------------------
Balance, December 31, 2003                          3,909,132   $ 39,019   $ 5,305          $ 499   $ 44,823

Net Income as of December 31, 2004                         --         --     5,713             --      5,713         5,713
Other Comprehensive Income, net of tax
     benefit of $133                                       --         --        --           (708)      (708)         (708)
                                                                                                             --------------
Comprehensive Income                                       --         --        --             --         --       $ 5,005
Stock options exercised                                15,008        197        --             --        197
Repurchase and retirement of shares by the
     Corporation                                      (79,842)    (1,749)       --             --     (1,749)
Cash Dividend Paid                                         --         --    (1,011)            --     (1,011)
10% stock dividend including payment of
     fractional shares                                384,161      9,567    (9,571)            --         (4)
Tax benefit from the exercise of stock options             --         20        --             --         20
                                                  -----------------------------------------------------------

Balance, December 31, 2004                          4,228,459   $ 47,054   $   436          $(209)  $ 47,281
                                                  ===========================================================

The accompanying notes are an integral part of these consolidated statements.

56
BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
                                                                               For the Year Ended December 31,
Operating Activities:                                                        2004           2003            2002
                                                                  -----------------------------------------------
Net Income                                                               $  5,713       $  4,799        $  4,588
Adjustments to reconcile net income to
     net cash provided:
     Provision for credit losses                                              975          1,500           1,200
     Depreciation on fixed assets                                             735            613             658
     Amortization and accretion on securities                                 913          1,044           1,121
     (Gain)/loss on sale of securities available-for-sale                     (21)            12             (84)
     Increase in BWC Mtg. loans held-for-sale                              (9,824)        (5,142)              -
     Decrease/(increase) in interest receivable
          and other assets                                                   (735)          (952)           (617)
     Increase/(decrease) in interest payable
          and other liabilities                                              (431)           853            (489)
                                                                  -----------------------------------------------
               Net Cash From Operating Activities                          (2,675)         2,727           6,377
                                                                  -----------------------------------------------

Investing Activities:
Proceeds from the maturities of investment securities                      26,544         32,659          34,893
Proceeds from the sales of available-for-sale
     investment securities                                                 28,424            488          32,037
Purchase of investment securities                                         (49,960)       (48,886)        (51,383)
Loans originated, net of collections                                      (43,559)       (29,373)        (29,362)
Purchase of bank premises and equipment                                      (894)        (1,523)           (260)
                                                                  -----------------------------------------------
               Net Cash From Investing Activities                         (39,445)       (46,635)        (14,075)
                                                                  -----------------------------------------------

Financing Activities:
Net increase in deposits                                                   22,774         29,212             484
Increase in Federal Home Loan Bank Borrowings                               9,961          9,730          10,667
Increase in BWC Mortgage Services borrowings                                9,440          5,071               -
Cash paid for the repurchase of common stock                               (1,749)        (1,292)         (2,396)
Cash Dividend Paid                                                         (1,011)          (426)              -
Proceeds from the exercise of stock options                                   197             89             928
Cash paid in lieu of fractional shares                                         (4)            (5)             (5)
                                                                  -----------------------------------------------

               Net Cash From by Financing Activities                       39,608         42,379           9,678
                                                                  -----------------------------------------------

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents                           (2,512)        (1,529)          1,980
Cash and cash equivalents at beginning of year                             21,500         23,029          21,049
                                                                  -----------------------------------------------
     Cash and Cash Equivalents at end of year                            $ 18,988       $ 21,500        $ 23,029
                                                                  ===============================================

Additional Cash Flow Information:
Interest Paid                                                            $  5,212       $  4,403        $  5,667
                                                                  ===============================================
Income Taxes Paid                                                        $  3,812       $  2,716        $  2,055
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

Nature of Operations

The Corporation operates in Northern California with four branches in Contra Costa County, two in Alameda County and one in Santa Clara County, in the city of San Jose. The Corporation’s primary source of revenue is providing loans to small and middle-market businesses, home construction lending, and home equity lines.

Basis of Presentation

The consolidated financial statements of the Corporation include the accounts of the Corporation, the Bank and BWC Real Estate. All significant inter-company balances and transactions have been eliminated in consolidation. BWC Real Estate, a wholly owned subsidiary of the Corporation, was formed in 1994 to enter into a joint venture arrangement with a real estate brokerage firm, creating a company called BWC Mortgage Services. Since BWC Real Estate owns 51% of this joint venture, BWC Mortgage Services financials are consolidated into the Corporation’s financials with income reduced by the minority interest. The real estate brokerage firm’s interest in the joint venture is shown as minority interest in the consolidated financial statements.

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

Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the security is written down in the period in which such determination is made.

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

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS is calculated by dividing net income by the weighted average shares outstanding during the period including the dilutive effect of stock options under the treasury stock method. Weighted average shares and per-share amounts presented for all periods reflect the 10% stock dividend paid in December 2004, December 2003 and July 2002.

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

Accounting for Stock-based Compensation

Had the Corporation used the fair value method prescribed by SFAS 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Net Income:                                            2004            2003           2002
                                            -----------------------------------------------

     As reported                                $ 5,713,000     $ 4,799,000    $ 4,588,000
     Compensation expense                           150,000         161,000        177,000
                                            -----------------------------------------------

     Pro forma                                  $ 5,563,000     $ 4,638,000    $ 4,411,000

Basic Earnings per share:
     As reported                                     $ 1.33          $ 1.11         $ 1.10
     Pro forma                                       $ 1.29          $ 1.07         $ 1.01

Diluted Earnings per share:
    As reported                                      $ 1.32          $ 1.11         $ 1.05
    Pro forma                                        $ 1.29          $ 1.07         $ 1.01

Weighted Average Basic Shares                     4,280,595       4,315,772      4,182,243
Weighted Average Diluted Shares                   4,316,256       4,336,570      4,372,727

Prior Year Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Pronouncement Disclosures:

“The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”- In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-1 provides guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

        On September 30, 2004, FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1-a.

“Application of Accounting Principles to Loan Commitments” (SAB105) - On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. SAB 105 has had no effect on the Corporation’s results of operations or financial condition.

“Statement of Financial Accounting Standards No. 123 (revised 2004)” - In December 2004 the FASB revised SFAS No. 123, Accounting for Stock-based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

This Statement is effective for public entities that do not file as small business users as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management estimates that the effect of adopting this Statement will result in approximately $106,000 in additional compensation expense during 2005.

Loans Held for Sale – Loans originated and intended for sale in the secondary market, as reflected on the books of BWC Mortgage Services, are carried at the same value for cost or market because cost approximates market due to their short-term nature.

Transfers of financial assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Marketing costs - The Company expenses marketing costs as they are incurred. Marketing expense was $247,000, $345,000 and $359,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 2: INVESTMENT SECURITIES

An analysis of the investment security portfolio at December 31 follows:

In thousands                                                                          2004
                                                                                     Gross            Gross         Estimated
                                                                Amortized       Unrealized       Unrealized              Fair
Available-for-sale                                                   Cost            Gains           Losses             Value
                                                        ----------------------------------------------------------------------
U.S. Treasury Securities                                         $    268            $   -            $   2         $     266
Securities of U.S. Government Agencies                             31,808               12              191            31,629
Taxable Securities of State and
   Political Subdivisions                                          16,085               32              185            15,932
Corporate Debt Securities                                          14,401               66               74            14,393
                                                        ----------------------------------------------------------------------
     Total                                                         62,562              110              452            62,220
Held-to-maturity
Obligations of State and Political Subdivisions                    17,846              157               56            17,947
                                                        ----------------------------------------------------------------------
     Total Investment Securities                                 $ 80,408            $ 267            $ 508          $ 80,167
                                                        ======================================================================

                                                                                      2003
                                                                                     Gross            Gross         Estimated
                                                                Amortized       Unrealized       Unrealized              Fair
Available-for-sale                                                   Cost            Gains           Losses             Value
                                                        ----------------------------------------------------------------------
U.S. Treasury Securities                                         $    274          $     1           $    -         $     275
Securities of U.S. Government Agencies                             32,132              246               46            32,332
Taxable Securities of State and
   Political Subdivisions                                          16,477              244               74            16,647
Corporate Debt Securities                                          18,001              431                2            18,430
                                                        ----------------------------------------------------------------------
     Total                                                         66,884              922              122            67,684
Held-to-maturity
Obligations of State and Political Subdivisions                    18,971              315               41            19,245
                                                        ----------------------------------------------------------------------
     Total Investment Securities                                 $ 85,855          $ 1,237            $ 163          $ 86,929
                                                        ======================================================================

                                                                                      2002
                                                                                     Gross            Gross         Estimated
                                                                Amortized       Unrealized       Unrealized              Fair
Available-for-sale                                                   Cost            Gains           Losses             Value
                                                        ----------------------------------------------------------------------
Securities of U.S. Government Agencies                           $ 26,664          $   475              $ 4          $ 27,135
Taxable Securities of State and
   Political Subdivisions                                          15,158              546                -            15,704
Corporate Debt Securities                                          17,095              356                -            17,451
                                                        ----------------------------------------------------------------------
     Total                                                         58,917            1,377                4            60,290
Held-to-maturity
Obligations of State and Political Subdivisions                    10,815              455                -            11,270
                                                        ----------------------------------------------------------------------
     Total Investment Securities                                 $ 69,732          $ 1,832              $ 4          $ 71,560
                                                        ======================================================================

In 2004, 2003, and 2002, the Corporation received proceeds from sale of available-for-sale investment securities of
$28,424,000, $488,000 and $32,037,000, respectively.  Gains and losses included in other noninterest income for
2004 were $149,000 in gains and $128,000 in losses.  For 2003 gains were $0 and losses were $12,000.  For 2002 gains were
$120,000 and losses were $36,000.

NOTE 2: INVESTMENT SECURITIES (Cont.)

The maturities of the investment security portfolio at December 31, 2004 follow:
In thousands
                                                                                              After one year                Over five years
Available-for-sale                                        Within one year                 through five years               through 10 years                 Total
                                              ------------------------------------------------------------------------------------------------------------------------------
                                                                   Estimated                       Estimated                      Estimated                       Estimated
                                                        Cost      Fair Value            Cost      Fair Value           Cost      Fair Value            Cost      Fair Value
                                              ------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury Securities                            $      -        $      -        $    268        $    266            $ -            $  -           $ 268       $     266
Securities of U.S. Government Agencies                 6,031           6,017          25,777          25,612              -               -          31,808          31,629
Taxable Securities of State and                                                                                                                           -               -
   Political Subdivisions                              3,429           3,437          12,656          12,495              -               -          16,085          15,932
Corporate Debt Securities                              9,092           9,137           5,309           5,256              -               -          14,401          14,393
                                              ------------------------------------------------------------------------------------------------------------------------------
     Total                                          $ 18,552        $ 18,591        $ 44,010        $ 43,629            $ -             $ -        $ 62,562        $ 62,220
Effective Weighted-Average Yield                        3.45%                           3.21%                          0.00%                           3.28%

                                                                                              After one year                Over five years
Held-to-maturity                                         Within one year                  through five years               through 10 years                 Total
                                              ------------------------------------------------------------------------------------------------------------------------------
                                                                   Estimated                       Estimated                      Estimated                       Estimated
                                                        Cost      Fair Value            Cost      Fair Value           Cost      Fair Value            Cost      Fair Value
                                              ------------------------------------------------------------------------------------------------------------------------------

Obligations of State and Political Subdivisions     $  5,904        $  5,923       $  11,048        $ 11,096          $ 894           $ 928        $ 17,846        $ 17,947
Effective Weighted-Average Yield                       3.52%                           3.77%                          5.13%                           3.81%

                                              ------------------------------------------------------------------------------------------------------------------------------
     Total Investment Securities                    $ 24,456        $ 24,514        $ 55,058        $ 54,725          $ 894           $ 928        $ 80,408        $ 80,167
Effective Weighted-Average Yield                        3.47%                           3.32%                          5.13%                           3.40%
                                              ==============================================================================================================================

At December 31, 2004, 2003 and 2002, securities with a book value of $17,001,000, $17,110,000, and $14,321,000, respectively, were pledged to secure public deposits.
Market value of these same securities on those dates were $16,875,000 and $17,110,000 and $14,744,000, respectively.

SECURITY UNREALIZED LOSS POSITIONS

The following summarizes temporarily impaired investment securities at December 31, 2004
In thousands
                                               Less than 12 months         12 months or more               Total
                                            -------------------------------------------------------------------------------
                                                            Unrealized                Unrealized                Unrealized
Description of Securities                     Fair Value          Loss   Fair Value         Loss   Fair Value         Loss
                                            -------------------------------------------------------------------------------
US Treasury Securities and Securities
     of U.S. Government Agencies                 $ 4,488          $ 18     $ 20,711        $ 175     $ 25,199        $ 193
Obligations of State and Political
     Subdivisions                                  3,020            16        5,151           40        8,171           56
Taxable Obligations of State and
     Political Subdivisions                        2,036             3       11,525          182       13,561          185
Corporate debt securities                              -             -        4,209           74        4,209           74
     Total temporarily impaired securities       $ 9,544          $ 37     $ 41,596        $ 471     $ 51,140        $ 508
                                            -------------------------------------------------------------------------------

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses.  The Corporation has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At December 31, 2004, there are approximately 63 investment securities with unrealized losses.  The Corporation anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Management periodically evaluates each available-for-sale or held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Corporation has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

NOTE 3: LOANS

The majority of the Bank’s loans are to customers in Contra Costa, Alameda, and Santa Clara Counties and surrounding areas. Depending upon the type of loan, the Bank generally obtains a secured interest in the general assets of the borrower and/or in any assets being financed.

Outstanding loans by type were:                                                           December 31,
In thousands                                                                         2004                  2003
----------------------------------------------------------------------------------------------------------------
Real Estate Construction                                                        $ 110,368             $ 100,298
Commercial Real Estate                                                             97,372                71,196
Commercial                                                                        107,864               103,702
Installment                                                                        46,327                47,333
Leases                                                                             18,751                14,591
                                                                      ------------------------------------------
     Total                                                                        380,682               337,120
Less: Allowance for Credit Losses                                                  (7,670)               (6,693)
                                                                      ------------------------------------------
     Net Loans                                                                  $ 373,012             $ 330,427
                                                                      ==========================================

Netted from the above loan totals were deferred loan fees of $1,725,000 in 2004 and $1,602,000 in 2003.

The following table provides further information on past-due and nonaccrual loans.

                                                                                     2004                  2003
                                                                      ------------------------------------------
Loans past due 90 days or more, still accruing interest                              $  3                 $  89
Nonaccrual Loans                                                                       25                   687
                                                                      ------------------------------------------
     Total                                                                           $ 28                 $ 776
                                                                      ==========================================

As of December 31, 2004 and 2003, the Corporation’s recorded investment in impaired loans was $25,000 and $687,000, respectively. As of December 31, 2004 and 2003, the Corporation had established a valuation allowance of $25,000 and $468,000, respectively, against impaired loans. The average recorded investment in impaired loans for 2004 and 2003 was $339,000 and $997,000, respectively.

As of December 31, 2004 and 2003, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income remains uncollected. Interest foregone on nonaccrual loans was approximately $0 in 2004, $168,000 in 2003, and $82,000 in 2002.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES
In thousands                                                          For the Year Ended December 31,
                                                                     2004          2003          2002
                                                           -------------------------------------------
Total loans outstanding at end of period, before
     deducting allowance for credit losses                      $ 380,682     $ 337,120     $ 309,560
                                                           ===========================================

Average total loans outstanding during period                   $ 360,876     $ 329,017     $ 279,890
                                                           ===========================================

Analysis of the allowance for credit losses:
Beginning Balance                                               $   6,693     $   5,977     $   5,403
                                                           -------------------------------------------

Charge-offs:
     Commercial                                                       202           780           545
     Leases                                                            54           281           270
     Installment                                                       14            50            23
                                                           -------------------------------------------
          Total Charge-Offs                                           270         1,111           838

Recoveries:
     Commercial                                                       183           246            82
     Leases                                                            87            78           119
     Installment                                                        2             3            11
                                                           -------------------------------------------
          Total Recoveries                                            272           327           212

          Net Charge-Offs (Recoveries)                                 (2)          784           626
                                                           -------------------------------------------

Provisions charged to expense                                         975         1,500         1,200
                                                           -------------------------------------------

Ending Balance                                                  $   7,670     $   6,693     $   5,977
                                                           ===========================================
Ratio of net charge-offs (recoveries)
     to average total loans                                          0.00%         0.24%         0.22%
                                                           ===========================================
Ratio of allowance for credit losses
     to total loans at end of period                                 2.01%         1.98%         1.93%
                                                           ===========================================

NOTE 5:  Premises and Equipment
A summary of premises and equipment follows:
In thousands
                                                                                 December 31,
                                                                               2004          2003
                                                                     -----------------------------
Land and Leasehold Improvements                                             $ 2,793       $ 2,539
Furniture and Equipment                                                       5,787         5,201
Bank-owned Premises                                                           1,326         1,326
                                                                     -----------------------------
                                                                              9,906         9,066
Accumulated Depreciation and Amortization                                    (5,855)       (5,174)
                                                                     -----------------------------
Premises and Equipment, Net                                                 $ 4,051       $ 3,892
                                                                     =============================

The amount of depreciation and amortization included in occupancy and furniture and equipment expense was $735,000 in 2004, $613,000 in 2003, and $658,000 in 2002.

NOTE 6: COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the years ended December 31, 2004, 2003 and 2002 are as follows:
In thousands                                                        2004                 2003                 2002
-------------------------------------------------------------------------------------------------------------------
Unrealized gain(loss) arising during the period,
net of tax                                                      $   (695)             $  (362)              $  (205)
-------------------------------------------------------------------------------------------------------------------
Reclassification adjustment for net realized
gains of securities available-for-sale included
in net income during the year, net of tax                             13                   (7)                   52

Net unrealized gain(loss) included in other
comprehensive income                                            $   (708)             $  (355)               $  153
-------------------------------------------------------------------------------------------------------------------

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than if a forced or liquidation sale.

In thousands                                                             2004
                                                                Carrying      Estimated Fair
                                                                  Amount               Value

Cash and cash equivalents                                      $  18,988           $  18,988
Investment securities                                             80,066              80,167
Loans (net)                                                      373,012             384,509
BWC Mortgage Services Loans Held-for-Sale                         14,966              14,966
Deposit liabilities                                              392,939             392,658
Federal Home Loan Bank borrowings                                 43,313              44,925
BWC Mortgage Services borrowings                                  14,511              14,511

In thousands                                                             2003
                                                                Carrying      Estimated Fair
                                                                  Amount               Value

Cash and cash equivalents                                      $  21,500           $  21,500
Investment securities                                             86,655              86,929
Loans (net)                                                      330,427             337,462
BWC Mortgage Services Loans Held-for-Sale                          5,142               5,142
Deposit liabilities                                              370,165             370,287
Federal Home Loan Bank borrowings                                 33,352              35,299
BWC Mortgage Services borrowings                                   5,071               5,071

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

BWC Mortgage Services Loans Held-for-Sale are generally on the books for less than a month and carry virtually no credit risk to the Corporation. Due to their short-term holding period, the carrying amount and estimated fair values are identical. This same situation applies to their borrowings under lines of credit which are used to fund these short-term advances.

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

The fair value of commitments to extend credit is estimated by using the fees currently charged to others to enter into similar agreements, taking into account the terms of the agreements, and the present creditworthiness of the counterparties. The fair value of commitments at December 31, 2004 and 2003 was immaterial.

The fair value of Federal Home Loan Bank borrowings is based on the scheduled future payments of principal and interest, discounted at current rates.

NOTE 8:  INCOME TAXES
In thousands

The provisions for income taxes in 2004, 2003, and 2002 consist of the following:
Current                                                                 2004                2003                2002
                                                         ------------------------------------------------------------
  Federal                                                            $ 2,858             $ 2,219             $ 2,002
  State                                                                1,060                 853                 759
                                                         ------------------------------------------------------------
     Total Current                                                     3,918               3,072               2,761
                                                         ------------------------------------------------------------
Deferred
  Federal                                                               (304)               (215)                (83)
  State                                                                 (170)                (19)                (76)
                                                         ------------------------------------------------------------
     Total Deferred                                                     (474)               (234)               (159)
                                                         ------------------------------------------------------------
       TOTAL                                                         $ 3,444             $ 2,838             $ 2,602
                                                         ============================================================

The components of the net deferred tax assets of the Bank as of December 31, 2004 and 2003 were as follows:
Deferred Tax Assets:                                                                        2004                2003
                                                                             ----------------------------------------
  Allowance for credit losses                                                            $ 2,906             $ 2,460
  Employee benefits and other                                                                151                 193
  State taxes                                                                                360                 290
  Available-for-sale securities                                                              170                   -
                                                                             ----------------------------------------
     Total deferred tax assets                                                             3,587               2,943
Deferred Tax Liabilities:
  Available-for-sale securities                                                                -                (301)
                                                                             ----------------------------------------
     Net Deferred Tax Assets                                                             $ 3,587             $ 2,642
                                                                             ========================================

The provisions for income taxes differ from the amounts computed by applying the statutory Federal income tax rate to income before taxes.  The reasons for these differences are as follows:
                                                                        2004                2003                2002
                                                         ------------------------------------------------------------
Provision based on the statutory
  Federal rate of 34%                                                $ 3,113             $ 2,597             $ 2,445
Increases (reductions) in income taxes resulting from:
  State franchise taxes, net of
    Federal income tax benefit                                           637                 542                 514
Non-taxable interest income                                             (341)               (366)               (499)
Other                                                                     35                  65                 142
                                                         ------------------------------------------------------------

       TOTAL                                                         $ 3,444             $ 2,838             $ 2,602
                                                         ============================================================

The current tax provision does not reflect the deduction for tax purposes of non-qualified stock options exercised by directors.  The benefit of the tax deduction is reflected as a direct increase to equity in the amount of $20,000, $14,000 and $479,000 respectively, for the years ended December 31, 2004, 2003 and 2002, and a decrease in taxes payable of the same amounts.

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

As of December 31, 2004, 447,110 shares were available for future grant. The options are fully vested in either four or five years, depending on the terms granted, and expire after ten years.

A summary of the status of the Corporation’s stock option plan at December 31, 2004, 2003, and 2002, which presents changes during the years then ended, is presented in the table below. Figures have been adjusted to reflect the 10% stock dividend given in December 2004, December 2003 and July 2002.

                                                        Weighted                   Weighted                   Weighted
                                                         Average                    Average                    Average
                                               2004     Exercise          2003     Exercise           2002    Exercise
                                             Shares        Price        Shares        Price         Shares       Price
                                      ---------------------------------------------------------------------------------
Outstanding at beginning of year            145,922      $ 14.32       150,304      $  5.32        542,905     $  4.83
Granted                                      59,675      $ 20.97        18,851      $ 15.22         38,630     $ 16.94
Exercised                                    16,424      $ 12.04         7,429      $ 16.42        416,881     $  2.23
Forfeited                                     2,014      $ 12.34        15,803      $ 16.44         14,349     $ 14.93
                                      --------------             --------------             ---------------
Outstanding at end of year                  187,159      $ 16.61       145,922      $ 14.32        150,304     $ 14.21
                                      ==============             ==============             ===============
Exercisable at end of year                   76,971      $ 13.79        75,835      $ 13.05         65,439     $ 12.42
                                      ==============             ==============             ===============
Weighted average fair value of
     options granted during the year                     $  6.78                    $  6.45                    $  7.65

The fair value of each option grant in 2004, 2003, and 2002, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002: risk-free rate of 3.90% for 2004, 3.71% for 2003 and 4.88% for 2002, $0.24 expected dividend yield, expected life of 8 years and expected volatility of 21.38% in 2004, 25.85% in 2003 and 25.76% in 2002.

The following table summarizes information about stock options outstanding at December 31, 2004.

                                                     Options
                                                Outstanding:                         Options
                                                    Weighted      Weighted      Exercisable:        Weighted
             Range of            Number              Average       Average            Number         Average
             Exercise       Outstanding     Contractual Life      Exercise       Exercisable        Exercise
               Prices       at 12/31/04      Remaining Years         Price       at 12/31/04           Price
---------------------- ----------------- -------------------- ------------- ----------------- ---------------
   $11.88 - $15.11               76,361                 4.98        $13.20            56,565          $12.77
   $15.70 - $18.50               61,023                 7.47        $16.92            20,406          $16.62
   $20.04 - $22.64               49,775                 9.56        $21.46                 -               -

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Corporation had collateralized lines of credit of $56,293,000 at December 31, 2004. Of this, $12,980,000 was comprised of the unused borrowing capacity the Bank had with the FHLB, due to the Bank’s excess collateral position.

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

The table below provides further detail of the Bank’s FHLB borrowings:

In thousands                                                                 2004           2003
-------------------------------------------------------------------------------------------------
Bank - FHLB Borrowings:
Outstanding:
  Average outstanding loans during the period                            $ 36,128       $ 25,940
  Outstanding at year-end                                                $ 43,313       $ 33,352
Interest rates:
  Weighted average rate on borrowings during the period                     4.83%          4.93%
  Weighted average rate on borrowings outstanding at year-end               4.70%          4.81%

The Bank has Federal Funds lines of $15,000,000. These are available on an overnight basis and are on an “as available” basis and can be revoked by the grantor at any time. The Bank also has securities pledged for additional “overnight” borrowing needs with the Federal Reserve Bank of $1,000,000. These credit sources generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. As of December 31, 2004 and 2003, the Bank had no borrowings outstanding under these lines.

The table below provides further detail of BWC Mortgage Services borrowings:

In thousands                                                                 2004           2003
-------------------------------------------------------------------------------------------------
BWC Mortgage Services - Borrowings:
Outstanding:
  Average outstanding loans during the period                            $ 20,068        $ 6,796
  Outstanding at year-end                                                $ 14,511        $ 5,071
Interest rates:
  Weighted average rate on borrowings during the period                     4.56%          5.14%
  Weighted average rate on borrowings outstanding at year-end               8.38%          5.11%

BWC Mortgage Services has established lines of credit with Flagstar Bank, in the amount of $7,000,000 and with First Collateral Services in the amount of $30,000,000. Borrowings under these lines of credit is undertaken to fund pre-sold mortgages pending receipt of funds from the purchasing institution. The duration of the loans funded with these borrowings is approximately two weeks and they are considered to be of extremely low risk; therefore, the subsidiary has not established a reserve against these loans.

As of December 31, 2004 the approximate future repricing of borrowings from the Federal Home Loan Bank and BWC Mortgage Services borrowings were as follows:

Repricing within:                                        3           3-6       6-12           1-5         Over 5
In thousands                                        Months        Months     Months         Years          Years    Totals
---------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank Borrowings                 $    285       $   288    $ 5,435       $ 5,454       $ 31,851  $ 43,313
BWC Mortgage Services Borrowings                  $ 14,511       $     -    $     -       $     -       $      -  $ 14,511

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of December 31, 2004 the approximate future minimum net rental payments under non-cancelable operating leases for premises were as follows:

In thousands
          Year                         Amount
---------------               ----------------
          2005                        $ 1,453
          2006                          1,205
          2007                          1,094
          2008                            976
          2009                            779
    Thereafter                          4,199
---------------               ----------------
         Total                        $  9,706
===============               ================

Rental expense for premises under operating leases included in occupancy expense was $1,756,000, $1,477,000, and $1,156,000 in 2004, 2003, and 2002, respectively. Minimum rentals may be adjusted for increases in the lessors’ operating costs and/or increases in the Consumer Price Index.

At December 31, 2004, the Bank had outstanding approximately $195,810,000 in undisbursed loan commitments and $1,136,000 in standby letters of credit and $4,092,000 in unused Visa account lines, which are not reflected in the accompanying consolidated balance sheets. Management does not anticipate any material losses to result from these transactions.

NOTE 12: DEFINED CONTRIBUTION PLAN

Substantially all eligible, salaried employees of the Corporation are covered by the Bank of Walnut Creek Employee Stock Ownership and Savings Plan, a defined contribution plan. Employees may, up to prescribed limits, contribute to the plan. Portions of such contributions are matched by the Corporation. The Corporation also may elect to make a discretionary contribution to the plan based on the Corporation’s earnings. The expense for this plan, for both matching and discretionary contributions, was $380,000, $340,000, and $298,000 in 2004, 2003, and 2002, respectively. Amounts vary from year to year based on such factors as employees entering and leaving the plan, profits earned by the Corporation, and variances of estimates from the final results.

NOTE 13:  OTHER NONINTEREST EXPENSE

Other noninterest expense is comprised of the following:
In thousands
                                                  2004           2003          2002
                                         -------------------------------------------
Professional Fees                              $   914       $  1,070       $   625
Data Processing                                    903            847           753
Telephone and Postage                              644            602           441
Business Development & Education                   615            443           368
Supplies                                           344            273           271
Marketing                                          247            345           359
Regulatory Fees                                    115            117            85
Other                                            2,613          2,978         2,442
                                         -------------------------------------------
Total                                          $ 5,481        $ 5,605       $ 4,719
                                         ===========================================

NOTE 14: RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior approval from regulatory authorities. The limitations for a given year equal the lesser of the Bank’s net profits (as defined in the regulations) for the current year, combined with the retained net profits for the preceding two years or the Bank’s retained earnings. Under these restrictions, $13,410,000 of the Bank’s retained earnings was available for cash dividends at December 31, 2004.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Corporation is prohibited from borrowing from the Bank, unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank’s shareholders’ equity. Under these provisions, secured loans and advances to the Corporation were limited to $4,281,000 as of December 31, 2004. The Corporation has never received such extensions of credit by the Bank.

NOTE 15:  PARENT-COMPANY-ONLY CONDENSED FINANCIAL INFORMATION
A summary of the financial statements of BWC Financial Corp.- parent-company-only follows:
In thousands                                                                          December 31,
Summary Balance Sheets                                             2004                               2003
                                                        ---------------------------------------------------
Assets
Cash on Deposit with the Bank                                  $  2,481                           $  1,138
Investment in the Bank                                           42,815                             42,328
Investment in BWC Real Estate                                     1,985                              1,357
                                                        ----------------                  -----------------
     Total Assets                                              $ 47,281                           $ 44,823
                                                        ================                  =================

Shareholders' Equity
Common Stock                                                   $ 47,054                           $ 39,019
Retained Earnings                                                   227                              5,804
                                                        ----------------                  -----------------
     Total Shareholders' Equity                                $ 47,281                           $ 44,823
                                                        ================                  =================

Summary Statements of Income                                                For the year ended December 31,
                                                                   2004              2003             2002
                                                        ---------------------------------------------------
Expenses - General and Administrative                          $    146           $   139          $   138
                                                        ---------------------------------------------------

Loss before income taxes and
     equity in net income of Subsidiaries                          (146)             (139)            (138)
Income tax benefit                                                   55                53               49

Equity in earnings of subsidiaries
     Distributed:
          Bank                                                    4,000             2,260                -
          BWC Real Estate                                             -                 -            1,000
     Undistributed:
          Bank                                                    1,176             1,899            4,076
          BWC Real Estate                                           628               726             (399)
                                                        ---------------------------------------------------
Net Income                                                      $ 5,713           $ 4,799          $ 4,588
                                                        ===================================================

Summary Statements of Cash Flows                                            For the year ended December 31,
Operating activities:                                              2004              2003             2002
                                                        ---------------------------------------------------
Net Income                                                      $ 5,713           $ 4,799          $ 4,588
Adjustments to reconcile net income
     to net cash used by operating activities:
Equity in undistributed net income
     of Subsidiaries                                             (1,803)           (2,625)          (3,677)
          Net Cash Provided(Used) by                    ---------------------------------------------------
          Operating Activities:                                   3,910             2,174              911
                                                        ---------------------------------------------------

Financing Activities:
Proceeds from issuance of common stock                              197                89              928
Cash dividends paid                                              (1,011)             (426)               -
Cash paid in lieu of fractional shares                               (4)               (5)              (5)
Shares repurchased by the Corporation                            (1,749)           (1,292)          (2,396)
                                                        ---------------------------------------------------
          Net Cash Provided(Used) by
          Financing Activities                                   (2,567)           (1,634)          (1,473)
                                                        ---------------------------------------------------
Increase(Decrease) in Cash                                        1,343               540             (562)

Cash on Deposit with the Bank:
Beginning of year                                                 1,138               598            1,160
                                                        ---------------------------------------------------
End of year                                                     $ 2,481           $ 1,138          $   598
                                                        ===================================================

NOTE 16: REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets (as defined). Management believes that the Corporation and the Bank, as of December 31, 2004 meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 the most recent notification from FDIC categorized the Corporation and the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well Capitalized” the Corporation and the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation’s or Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are presented in the following table:

                                                                             Minimum Capital                Minimum
                                                                Actual              Adequacy               for Well
                                                      Amount     Ratio          Requirements            Capitalized
                                             --------------------------------------------------------------------------------
As of December 31, 2004
Total Capital (to Risk-weighted Assets)
     Consolidated:                                   $53,113    11.65%               $36,465   > 8.0        $45,581    >10.0
     Bank of Walnut Creek:                           $48,647    10.87%               $35,815   > 8.0        $44,769    >10.0

Tier 1 Capital (to Risk-weighted Assets)
     Consolidated:                                   $47,490    10.42%               $18,233   > 4.0        $27,349    > 6.0
     Bank of Walnut Creek:                           $43,024     9.61%               $17,908   > 4.0        $26,862    > 6.0

Tier 1 Capital (to Average Assets)
     Consolidated:                                   $47,490     9.22%               $20,599   > 4.0        $25,749    > 5.0
     Bank of Walnut Creek:                           $43,024     8.75%               $19,659   > 4.0        $24,574    > 5.0

As of December 31, 2003
Total Capital (to Risk-weighted Assets)
     Consolidated:                                   $49,252    12.42%               $36,465   > 8.0        $45,581    >10.0
     Bank of Walnut Creek:                           $46,757    11.89%               $35,815   > 8.0        $44,769    >10.0

Tier 1 Capital (to Risk-weighted Assets)
     Consolidated:                                   $44,313    11.18%               $18,233   > 4.0        $27,349    > 6.0
     Bank of Walnut Creek:                           $41,818    10.63%               $17,908   > 4.0        $26,862    > 6.0

Tier 1 Capital (to Average Assets)
     Consolidated:                                   $44,313     9.63%               $20,599   > 4.0        $25,749    > 5.0
     Bank of Walnut Creek:                           $41,818     9.18%               $19,659   > 4.0        $24,574    > 5.0

NOTE 17: BUSINESS SEGMENTS

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

Summarized financial information for the years ended December 31, 2004, 2003, and 2002 concerning the Corporation’s reportable segments is shown in the following table.

                                                Community         Mortgage
                 2004                             Banking         Services      All Other     Adjustments           Total
--------------------------------------------------------------------------------------------------------------------------
Total Interest Income                           $  27,470         $  2,091        $     -        $    (20)      $  29,541
Commissions Received                                    -            8,957              -               -           8,957
Total Interest Expense                              4,376              924              -             (20)          5,280
Salaries & Benefits                                 9,520            2,430              -               -          11,950
Commissions Paid                                        -            7,536              -               -           7,536
Segment Profit(loss) before Tax                     8,289            2,027           (146)         (1,013)          9,157
Total Assets (at December 31)                   $ 485,602         $ 17,061        $ 2,156        $ (3,461)      $ 501,358
--------------------------------------------------------------------------------------------------------------------------

                                                Community         Mortgage
                 2003                             Banking         Services      All Other     Adjustments           Total
--------------------------------------------------------------------------------------------------------------------------
Total Interest Income                           $  25,715          $   609        $     -        $    (12)      $  26,312
Commissions Received                                    -           10,588              -               -          10,588
Total Interest Expense                              3,916              348              -             (12)          4,252
Salaries & Benefits                                 9,371            1,824              -               -          11,195
Commissions Paid                                        -            8,728              -               -           8,728
Segment Profit(loss) before Tax                     6,552            2,343            (86)         (1,172)          7,637
Total Assets (at December 31)                   $ 451,228          $ 7,739        $ 1,582        $ (3,393)      $ 457,156
--------------------------------------------------------------------------------------------------------------------------

                                                Community         Mortgage
                 2002                             Banking         Services      All Other     Adjustments           Total
--------------------------------------------------------------------------------------------------------------------------
Total Interest Income                           $  25,418          $     4          $   -        $     (6)      $  25,416
Commissions Received                                    -            7,844              -               -           7,844
Total Interest Expense                              5,007                3              -              (7)          5,003
Salaries & Benefits                                 8,531              893              -               -           9,424
Commissions Paid                                        -            5,479              -               -           5,479
Segment Profit(loss) before Tax                     6,309            1,940            (89)           (970)          7,190
Total Assets (at December 31)                   $ 409,164          $   875          $ 835        $ (1,408)      $ 409,466
--------------------------------------------------------------------------------------------------------------------------

NOTE 18:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
In thousands except share and per-share amounts

2004                                                    March 31,         June 30,    September 30,      December 31,
                                                 ---------------------------------------------------------------------
Interest income                                           $ 6,818          $ 7,178          $ 7,341           $ 8,204
Interest expense                                            1,108            1,381            1,191           $ 1,600
                                                 ---------------------------------------------------------------------
   Net interest income                                      5,710            5,797            6,150             6,604
Provision for credit losses                                   450              375              150                 -
Noninterest income                                          3,451            4,510            3,654             3,713
Noninterest expense                                         6,772            7,640            6,896             7,135
BWC Mortgage Services - Minority Interest                     187              377              211               239
                                                 ---------------------------------------------------------------------
   Income before income taxes                               1,752            1,915            2,547             2,943
Provision for income taxes                                    678              699              979             1,088
                                                 ---------------------------------------------------------------------
   Net income                                             $ 1,074          $ 1,216          $ 1,568           $ 1,855
                                                 =====================================================================
Earnings per common share:
   Basic                                                  $  0.25          $  0.28          $  0.36           $  0.44
   Diluted                                                $  0.25          $  0.28          $  0.36           $  0.43
Weighted-average Basic Shares                           4,300,045        4,301,767        4,301,890         4,239,260
Weighted-average Diluted Shares
   Equivalents Related to Options                          39,537           37,656           31,257            44,051
Weighted-average Diluted Shares                         4,339,583        4,339,423        4,333,146         4,283,311

2003                                                    March 31,         June 30,    September 30,      December 31,
                                                 ---------------------------------------------------------------------
Interest income                                           $ 6,158          $ 6,466          $ 7,031           $ 6,657
Interest expense                                            1,015            1,054            1,212             $ 971
                                                 ---------------------------------------------------------------------
   Net interest income                                      5,143            5,412            5,819             5,686
Provision for credit losses                                   300              300              450               450
Noninterest income                                          4,096            4,310            5,322             3,649
Noninterest expense                                         6,881            7,337            7,942             6,968
BWC Mortgage Services - Minority Interest                     291              288              481               112
                                                 ---------------------------------------------------------------------
   Income before income taxes                               1,767            1,797            2,268             1,805
Provision for income taxes                                    688              678              850               622
                                                 ---------------------------------------------------------------------
   Net income                                             $ 1,079          $ 1,119          $ 1,418           $ 1,183
                                                 =====================================================================
Earnings per common share:
   Basic                                                  $  0.25          $  0.26          $  0.33           $  0.28
   Diluted                                                $  0.25          $  0.26          $  0.33           $  0.27
Weighted-average Basic Shares                           4,371,333        4,293,333        4,298,375         4,300,045
Weighted-average Diluted Shares
   Equivalents Related to Options                          11,955           18,851           18,063            34,332
Weighted-average Diluted Shares                         4,383,288        4,312,184        4,316,439         4,334,377

All share and per-share amounts give effect to the 10% stock dividend in December, 2004 and 2003.

MOSS ADAMS LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BWC Financial Corp.:

We have audited the accompanying consolidated balance sheets of BWC Financial Corp. (a California corporation) and Subsidiaries (the Corporation) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWC Financial Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

Stockton, California
January 21, 2005

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

(b)  Changes in Internal Controls: During the year ended December 31, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

ITEM 9B. OTHER INFORMATION:

There were no events in the fourth quarter which were required to be reported on an 8-K and were not so reported. There were two 8-K’s filed during the fourth quarter, one announcing a 10% Stock Dividend and a second announcing a $0.08 per share Cash Dividend.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Bank’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information related to Audit fees and services appearing in the Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this Form 10-K:

       1)   Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

       2)   Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       3)   Exhibits:
See Index to Exhibits at page 63 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BWC FINANCIAL CORP.

                                        --------------------------
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

Signature                                       Title                                          Date

___________________                     Chairman of the Board                             March 1, 2005
James L. Ryan                           and Director

___________________                     Executive Vice President and                      March 1, 2005
Leland E. Wines                         Chief Financial Officer

___________________                     Director                                          March 1, 2005
Tom Mantor

___________________                     Director                                          March 1, 2005
Richard G. Hill

___________________                     Director                                          March 1, 2005
Reynold C. Johnson III

___________________                     Director                                          March 1, 2005
Craig Lazzareschi

___________________                     Director                                          March 1, 2005
John F. Nohr

___________________                     Director                                          March 1, 2005
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

Date:   March 4, 2005

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

Date:   March 4, 2005

James L. Ryan
Chairman and CEO

Exhibit 31.2

INDEX TO EXHIBITS

                EXHIBIT                                                         EXHIBIT NUMBER

Articles of Incorporation and Amendments                                        Refer to 10K filing
                                                                                of March 1994.

By-Laws                                                                         Refer to 10K filing
                                                                                of March 1994.

Consent of Independent Public Accountants:
         Moss Adams LLP Consent dated March 21, 2005                                 23.1
Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002                  32.1-32.2

MOSS ADAMS LLP

CONSENT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation of our report dated January 21, 2005 incorporated by reference in this Form 10-K into the previously filed registration statements on Form S-8 for BWC Financial Corp.‘s 1990 Stock Option Plan (Registration Statement File No. 33-22290) and 2000 Stock Option Plan (Registration Statement File No. 333-42830).

Moss Adams LLP

Stockton, California,
March 21, 2005

Exhibit 23.1

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Corporation electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Corporation may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Corporation’s website: www.bowc.com. The Corporation posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Corporation’s website is incorporated into this Annual Report on Form 10-K.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BWC Financial Corp. (the “Corporation”) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: March 4, 2005

__________________
LELAND E. WINES
EVP/CFO & Corp. Secretary

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BWC Financial Corp. (the “Corporation”) on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: March 4, 2005

__________________
JAMES L. RYAN
Chairman and CEO

Exhibit 32.2