Form 10-Q
period 2005-03-31
BWC FINANCIAL CORP
filed 2005-05-13
CIK 353650

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as the latest practicable date. As of April 30, 2005, there were 4,224,705 shares of common stock, no par value outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1
	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in
	Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-10

Item 2
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	11-18

Item 3
	Quantitative and Qualitative Disclosures
	about Market Risk	18-19

Item 4
	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Unregistered Sales of Equity Securities and
	Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of
	Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

	Signatures	21
	Certifications, EX 31.1 and 31.2	22-23
	EX-32.1 amd 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	24
	Where you can find more information	25

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

In thousands                                                         March 31,   December 31,        March 31,
Assets                                                                    2005           2004             2004
                                                                 ----------------------------------------------
                                                                    (Unaudited)                     (Unaudited)
Cash and Due From Banks                                               $ 15,613       $ 10,315         $ 11,987
Federal Funds Sold                                                      36,500          8,500           33,331
Other Short-term Investments                                               155            173               50
                                                                 ----------------------------------------------
                    Total Cash and Cash Equivalents                     52,268         18,988           45,368

Investment Securities:
     Available-for-Sale                                                 48,424         62,220           55,607
     Held-to-Maturity (approximate fair value of
        $17,752, $17,947, $19,228 respectively)                         17,826         17,846           18,951

Loans                                                                  385,377        380,682          356,696
Allowance for Credit Losses                                             (7,694)        (7,670)          (7,251)
Net Loans                                                              377,683        373,012          349,445
BWC Mortgage Services Loans-Held-for-Sale                               10,899         14,966           20,185
Bank Premises and Equipment, Net                                         3,987          4,051            4,026
Interest Receivable and Other Assets                                    10,628         10,275            9,219
                                                                 ----------------------------------------------
                    Total Assets                                     $ 521,715      $ 501,358        $ 502,801
                                                                 ==============================================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
     Noninterest-bearing                                             $ 142,196      $ 131,252        $ 112,334
                                                                 ----------------------------------------------
      Interest-bearing:
          Money Market Accounts                                        167,874        156,236          152,503
          Savings and NOW Accounts                                      56,399         63,220           54,414
          Time Deposits:
               Under $100,000                                           22,339         22,473           36,252
               $100,000 or more                                         20,118         19,758           45,599
                                                                 ----------------------------------------------
               Total Interest-bearing                                  266,730        261,687          288,768

                    Total Deposits                                     408,926        392,939          401,102

Federal Home Loan Bank Borrowings                                       49,778         43,313           32,141
BWC Mortgage Services Borrowings                                        10,695         14,511           20,155
Interest Payable and Other Liabilities                                   4,114          3,314            3,665
                                                                 ----------------------------------------------

                    Total Liabilities                                  473,513        454,077          457,063
                                                                 ----------------------------------------------
Shareholders' Equity
Preferred Stock, no par value:
       5,000,000 shares authorized, none outstanding                         -             --                -
Common Stock, no par value:
       25,000,000 shares authorized; issued and outstanding -
         4,224,705, 4,228,459 and 3,909,132 respectively                46,940         47,054           39,019
Retained Earnings                                                        1,778            436            6,144
Accumulated other comprehensive (loss)/income, Net                        (516)          (209)             575
                                                                 ----------------------------------------------
                    Total Shareholders' Equity                          48,202         47,281           45,738
                                                                 ----------------------------------------------
                    Total Liabilities and Shareholders' Equity       $ 521,715      $ 501,358        $ 502,801
                                                                 ==============================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

In thousands except per-share amounts.                           For the Three Months Ended March 31,
                                                                              2005               2004
                                                               ---------------------------------------
Interest Income                                                         (Unaudited)        (Unaudited)
     Loans, Including Fees                                                 $ 7,373            $ 6,181
     Investment Securities:
          Taxable                                                              450                470
          Non-taxable                                                          121                138
     Federal Funds Sold                                                         76                 29
                                                               ---------------------------------------
                Total Interest Income                                        8,020              6,818

Interest Expense
       Deposits                                                                838                610
       Federal Funds Purchased                                                   4                  4
       FHLB Borrowings                                                         524                393
       Other Borrowed Funds                                                    146                101
                                                               ---------------------------------------
                 Total Interest Expense                                      1,512              1,108

Net Interest Income                                                          6,508              5,710
Provision For Credit Losses                                                      -                450
                                                               ---------------------------------------
Net Interest Income After Provision For Credit Losses                        6,508              5,260

Noninterest Income
       BWC Mortgage Services - Commissions                                   2,014              2,040
       BWC Mortgage Services - Fees & Other                                    821                751
       Service Charges on Deposit Accounts                                     212                231
       Gains (loss) on Security Transactions                                     3                 14
       Other                                                                   352                415
                                                               ---------------------------------------
                Total Noninterest Income                                     3,402              3,451

Noninterest Expense
       Salaries and Related Benefits                                         3,047              3,017
       BWC Mortgage Services - Commissions                                   1,789              1,493
       BWC Mortgage Services - Fees & Other                                     98                210
       Occupancy                                                               552                548
       Furniture and Equipment                                                 197                197
       Other                                                                 1,332              1,307
                                                               ---------------------------------------
                Total Noninterest Expense                                    7,015              6,772
                                                               ---------------------------------------
BWC Mortgage Services - Minority Interest                                      104                187

Income Before Income Taxes                                                   2,791              1,752
Provision For Income Taxes                                                   1,111                678
                                                               ---------------------------------------
Net Income                                                                 $ 1,680            $ 1,074
                                                               =======================================

Basic Earnings Per Share                                                    $ 0.40             $ 0.25
Diluted Earnings Per Share                                                  $ 0.39             $ 0.25
                                                               =======================================

Weighted Average Basic Shares                                            4,228,838          4,293,293
Weighted Average Diluted Share Equivalents Related to Options               55,308             35,943
                                                               ---------------------------------------
Weighted Average Diluted Shares                                          4,284,146          4,329,236
                                                               =======================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the periods ending December 31, 2004, and March 31, 2005
In thousands except share amounts                                                           Accumulated
                                                                                                  Other
                                                      Number        Common     Retained   Comprehensive                Comprehensive
                                                   of Shares         Stock     Earnings    Income/(Loss)         Total        Income
                                                -------------------------------------------------------------------------------------

Balance, January 1, 2004                           3,909,132      $ 39,019      $ 5,305           $ 499       $ 44,823

Net Income as of December 31, 2004                         -             -        5,713               -          5,713         5,713
Other Comprehensive Loss, net of tax
     benefit of $133                                       -             -            -            (708)          (708)         (708)
                                                                                                                       --------------
Comprehensive Income                                       -             -            -               -              -       $ 5,005
Stock options exercised                               15,008           197            -               -            197
Repurchase and retirement of shares by the
     Corporation                                     (79,842)       (1,749)           -               -         (1,749)
Cash Dividend Paid                                         -             -       (1,011)              -         (1,011)
10% stock dividend including payment of
     fractional shares                               384,161         9,567       (9,571)              -             (4)
Tax benefit from the exercise of stock options             -            20            -               -             20
                                                -----------------------------------------------------------------------
Balance, December 31, 2004                         4,228,459      $ 47,054        $ 436          $ (209)      $ 47,281
                                                =======================================================================

Net Income as of March 31, 2005                            -             -        1,680               -          1,680         1,680
Other Comprehensive Loss, net of tax
     benefit of $320                                       -             -            -            (307)          (307)         (307)
                                                                                                                       --------------
Comprehensive Income                                       -             -            -               -              -       $ 1,373
Stock options exercised                                2,746            42            -               -             42
Repurchase and retirement of shares by the
     Corporation                                      (6,500)         (162)           -               -           (162)
Cash Dividend Paid                                         -             -         (338)              -           (338)
Tax benefit from the exercise of stock options             -             6            -               -              6
                                                -----------------------------------------------------------------------
Balance, March 31, 2005 (Unaudited)                4,224,705      $ 46,940      $ 1,778          $ (516)      $ 48,202
                                                =======================================================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                                  For the Three Months
                                                                                                  Ended March 31,
                                                                                 ----------------------------------
OPERATING ACTIVITIES:                                                                       2005              2004
                                                                                 ----------------------------------
                                                                                      (Unaudited)       (Unaudited)
Net Income                                                                               $ 1,680           $ 1,074
Adjustments to reconcile net income to
     net cash provided:
Provision for credit losses                                                                    -               450
Depreciation on fixed assets                                                                 179               144
Amortization and accretion on securities                                                     (10)              206
Gain on sale of securities available-for-sale                                                 (3)              (14)
Increase/(decrease) in BWC Mtg. Loans Held-for-Sale                                        4,067           (15,042)
Benefit from exercise of stock options                                                         6                 -
(Increase)/decrecrease in accrued interest receivable
     and other assets                                                                       (353)              321
Increase/(decrease) in accrued interest payable
     and other liabilities                                                                   800               (80)
                                                                                 ----------------------------------
     Net Cash Provided by Operating Activities                                             6,366           (12,941)
                                                                                 ----------------------------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                          5,525             4,500
Proceeds from the sales and calls of available-for-sale
   investment securities                                                                   7,998            15,334
Purchase of investment securities                                                              -            (7,854)
Loans originated, net of collections                                                      (4,672)          (19,469)
Purchase of bank premises and equipment                                                     (115)             (278)
                                                                                 ----------------------------------
     Net Cash Provided(Used) by Investing Activities                                       8,736            (7,767)
                                                                                 ----------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                                  15,987            30,938
Increase/(decrease) in Federal Home Loan Bank borrowings                                   6,465            (1,211)
Increase/(decrease) in BWC Mortgage Services borrowings                                   (3,816)           15,084
Cash dividends paid                                                                         (338)             (235)
Proceeds from the exercise of stock options                                                   42                 -
Cash paid for the repurchase of common stock                                                (162)                -
                                                                                 ----------------------------------
     Net Cash Provided(Used) by Financing Activities                                      18,178            44,576
                                                                                 ----------------------------------

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents                                                     33,280            23,868
Cash and cash equivalents at beginning of year                                            18,988            21,500
                                                                                 ----------------------------------
     Cash and Cash Equivalents at period end                                            $ 52,268          $ 45,368
                                                                                 ==================================

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid                                                                            $ 1,478             $ 915
                                                                                 ==================================
Income Taxes Paid                                                                            $ -               $ -
                                                                                 ==================================

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2004 10-K. The results of operations for the three months ended March 31, 2005, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share are computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend declared in December 2004.

2:     INVESTMENT SECURITIES

An analysis of the investment security portfolio at March 31, 2005 follows:
In thousands
                                                                                   Gross             Gross         Estimated
                                                              Amortized       Unrealized        Unrealized              Fair
Available-for-sale                                                 Cost            Gains            Losses             Value
                                                        ---------------------------------------------------------------------
U.S. Treasury Securities                                          $ 266              $ -               $ 6             $ 260
Securities of U.S. Government Agencies                           25,088                -               458            24,630
Taxable Securities of State and
   Political Subdivisions                                        13,610               10               272            13,348
Corporate Debt Securities                                        10,296                7               117            10,186
                                                        ---------------------------------------------------------------------
     Total                                                       49,260               17               853            48,424
Held-to-maturity
Obligations of State and Political Subdivisions                  17,826               58               132            17,752
                                                        ---------------------------------------------------------------------
     Total Investment Securities                               $ 67,086             $ 75             $ 985          $ 66,176
                                                        =====================================================================

In 2005 the Corporation received proceeds from sale of available-for-sale investment securities of
$7,991,000.  Gross realized gains/(losses) included in other noninterest income totaled $37,000 and
($34,000), respectively.

The maturities of the investment security portfolio at March 31, 2005 follow:
In thousands                                                                              Held-to-maturity
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair         Effective
                                                                                    Cost             Value             Yield
                                                                        -----------------------------------------------------
Within one year                                                                  $ 6,426           $ 6,427             3.38%
After one year through five years                                                 10,508            10,419             3.86%
Over five years through ten years                                                    892               906             5.13%
                                                                        -----------------------------------------------------
     Total                                                                      $ 17,826          $ 17,752             3.81%
                                                                        =====================================================

                                                                                        Available-for-Sale
                                                                        -----------------------------------------------------
                                                                               Amortized    Estimated Fair         Effective
                                                                                    Cost             Value             Yield
                                                                        -----------------------------------------------------
Within one year                                                                 $ 15,922          $ 15,880             3.37%
After one year through five years                                                 33,338            32,544             3.08%
                                                                        -----------------------------------------------------
     Total                                                                      $ 49,260          $ 48,424             3.17%
                                                                        =====================================================

At March 31, 2005 securities with a book value of $15,958,000 were pledged to secure public deposits.
Market value of these same securities on that date was $15,651,000.

3.     ALLOWANCE FOR CREDIT LOSSES
In thousands
                                                                             For the Three Months Ended
                                                                                        March 31,
                                                                                2005                 2004
                                                                 -----------------------------------------
Total loans outstanding at end of
  period, before deducting allowance
  for credit losses (1)                                                    $ 385,377            $ 356,696
                                                                 -----------------------------------------

Allowance for credit losses at
   beginning of period                                                         7,670                6,692

Charge-offs                                                                      (10)                 (30)
Recoveries                                                                        34                  139
                                                                 -----------------------------------------
Net (charge-offs)/recoveries                                                      24                  109

Provisions                                                                         -                  450
Allowance for credit losses at
   end of period                                                             $ 7,694              $ 7,251
                                                                 =========================================
Ratio of allowance for credit
   losses to loans                                                             2.00%                2.03%

(1)  Excludes BWC Mortgage Services Loans-Held-for-Sale.  Due to the low credit risk on these loans, no reserves are allocated for them.

The components of other comprehensive income for the three months ended March 31, 2005 and 2004 are as follows:
In thousands                                                          2005             2004
Unrealized gain(loss) arising during the period,
net of tax                                                          $ (305)            $ 95
                                                          ----------------------------------
Reclassification adjustment for net realized
gains of securities available-for-sale included
in net income during the year, net of tax                                2               19

Net unrealized gain(loss) included in other
comprehensive income                                                $ (307)            $ 76
                                                          ----------------------------------

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

Summarized financial information for the periods ended March 31, 2005 and 2004 concerning the Corporation’s reportable segments is shown in the following table.

For the Three Months
Ended 03/31/2005                                   Community             Mortgage
In thousands                                         Banking             Services           Adjustments                Total
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $ 7,673                $ 353                  $ (6)             $ 8,020
Commissions Received                                       -                2,014                     -                2,014
Total Interest Expense                                 1,371                  147                    (6)               1,512
Salaries & Benefits                                    2,474                  573                     -                3,047
Commissions Paid                                           -                1,789                     -                1,789
Segment Profit before Tax                              2,759                  209                  (177)               2,791
Total Assets                                       $ 509,924             $ 13,200              $ (1,409)           $ 521,715
-----------------------------------------------------------------------------------------------------------------------------

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

                                                                   For the Three Months Ended
In thousands except per-share amounts                                      March 31,
                                                                    2005                 2004
                                                        -----------------    -----------------
Net income, as reported                                          $ 1,680              $ 1,074
Deduct:  Total stock-based compensation expense
   determined under the fair-value-based method
   for all awards, net of related taxes                               39                   38
                                                        -----------------    -----------------
Pro forma net income                                             $ 1,641              $ 1,036

Basic income per share, as reported                               $ 0.40               $ 0.25
Pro forma basic income per share                                  $ 0.39               $ 0.24

Diluted income per share, as reported                             $ 0.39               $ 0.25
Pro forma diluted income per share                                $ 0.38               $ 0.24

Weighted Average Basic Shares                                  4,228,838            4,293,293
Weighted Average Diluted Shares                                4,284,146            4,329,236

Adjusted for the 10% stock dividend declared December 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Selected Financial Data - Summary:
The following table provides certain selected consolidated financial data as of and for the three month periods ended March 31, 2005 and 2004.
                                                                               Quarter Ended
SUMMARY INCOME STATEMENT                                                          March 31,
(Unaudited in thousands except share data)                                  2005               2004
                                                                 -----------------------------------

Interest Income (not taxable equivalent)                                 $ 8,020            $ 6,818
Interest Expense                                                           1,512              1,108
                                                                 -----------------------------------
Net Interest Income                                                        6,508              5,710
Allowance for Credit Losses                                                    -                450
                                                                 -----------------------------------
Net Interest Income after allowance for credit losses                      6,508              5,260
Non-interest Income                                                        3,402              3,451
Non-interest Expenses                                                      7,015              6,772
Minority Interest                                                            104                187
                                                                 -----------------------------------
Income before income taxes                                                 2,791              1,752
Provision for income taxes                                                 1,111                678
                                                                 -----------------------------------
Net Income                                                               $ 1,680            $ 1,074

Per share:
(Share and share equivalents have been adjusted for the
   stock dividend granted in December 2004)
Net Income - basic                                                        $ 0.40             $ 0.25
Net Income - diluted                                                      $ 0.39             $ 0.25
Weighted avg. shares used in Basic E.P.S calculation                   4,228,838          4,293,293
Weighted avg. shares used in Diluted E.P.S calculation                 4,284,146          4,329,236
Cash dividends                                                            $ 0.08             $ 0.06
Bookvalue at period-end                                                  $ 11.41            $ 10.82
Ending Shares                                                          4,224,705          4,228,459

Selected Financial Data - Summary (cont.)

Financial Ratios:                                                           2005               2004
                                                                 -----------------------------------
Return on Average Assets                                                   1.40%              0.94%
Return on Average Equity                                                  14.33%              9.49%
Net Interest Margin (taxable equivalent yield)                             5.59%              5.22%
Net loan losses (recoveries) to avg. loans                                 (0.00)             (0.03)
Efficiency Ratio (Bank only)                                              59.29%             65.02%

SUMMARY BALANCE SHEET
In thousands
Assets:                                                                     2005               2004
                                                                 -----------------------------------
Cash and Equivalents                                                    $ 52,268           $ 45,368
Investments                                                               66,250             74,558
Loans                                                                    385,377            356,696
Allowance for Credit Losses                                               (7,694)            (7,251)
BWC Mortgage Services
     Loans-Held-for-Sale                                                  10,899             20,185
Other Assets                                                              14,615             13,245
                                                                 -----------------------------------
Total Assets                                                           $ 521,715          $ 502,801

Deposits                                                               $ 408,926          $ 401,102
FHLB Borrowings                                                           49,778             32,141
BWC Mortgage Services Borrowings                                          10,695             20,155
Other Liabilities                                                          4,114              3,665
                                                                 -----------------------------------
Total Liabilities                                                        473,513            457,063

Equity                                                                    48,202             45,738
                                                                 -----------------------------------
Total Liabilities and Equity                                           $ 521,715          $ 502,801

General

Prime rate averaged 5.44% during the first quarter of 2005, compared to 4.00% for the first quarter of 2004, an increase of 1.44% between the comparable quarters. Due to the Corporation’s asset-sensitive position, the increase in interest rates has resulted in a broadening of the Corporation’s net interest margin which averaged 5.59% for the first quarter of 2005, as compared to 5.22% in 2004. Continued increases in interest rates will have a positive effect on net interest income in 2005.

Total assets of the Corporation at March 31, 2005 of $521,715,000 increased $18,914,000, or 4%, as compared to March 31, 2004. Total loans of the Bank of $385,377,000 at March 31, 2005 increased $28,681,000, or 8%, during the same period. BWC Mortgage Services began a Mortgage Banking service in April 2003 and their Loans Held-for-Sale as of March 31, 2005 were $10,899,000 as compared to $20,185,000 as of March 31, 2004. The rise in interest rates has had a negative impact on the home mortgage activity. Total deposits of $408,926,000 increased $7,824,000, or 2%, during the same period. Although this is only a modest increase in total deposits, it represents a 12% growth in core deposits, offsetting a 50% drop in short-term time deposits. During the first quarter of 2004 the Corporation had marketed a successful time deposit campaign, raising over $40,000,000 in new short-term time deposits. As of March 31, 2005 time deposits had decreased approximately 50%, or $39,000,000 from the prior year having been replaced by core deposits.

The Corporation’s loan-to-deposits-plus-FHLB borrowings ratio as of March 31, 2005 and 2004 was 84% and 82%, respectively. A significant portion of the Bank’s commercial real-estate lending is fixed-rate and funded, not by deposits, but by fixed-rate borrowings, of similar duration, from the Federal Home Loan Bank. A yield maintenance provision is incorporated in the Bank’s loan documents, to its borrowers, so that in the event of prepayment of the borrower’s loan, the borrower’s prepayment charges will be sufficient to cover the charges assessed by the FHLB when the Bank prepays the supporting loan from the FHLB.

Since the beginning of the year, total assets have increased $20,357,000, or approximately 4%. BWC Mortgage Services loans-held-for-sale decreased $4,067,000 during this period whereas the Bank’s loan portfolio grew by $4,695,000. The majority of the increase was in Fed Funds Sold, which increased $28,000,000. The Corporation has allowed its Fed Funds Sold position to grow because the increasing rate environment provides the opportunity to make longer-term investments at higher rates in the future.

Net Income

Net income for the first three months in 2005 of $1,680,000 reflects an increase of $606,000 from the first three months in 2004. This represented a return on average assets during the quarter of 1.40% as compared to 0.94% in 2004, and a return on average equity of 14.33% as compared to 9.49% in 2004. The increase in rates of return is the result of the increase in the prime and market rates from their historically low levels during 2004. Since most of the Corporation’s loans are indexed to the prime rate, increases in this index result in increases in the Corporation’s return on assets to a greater extent than increases in its interest-bearing deposits and borrowings.

Earning assets averaged $477,152,000 during the first quarter of 2005, an increase of $33,340,000 from the comparable period in 2004. During this same period, loans of the Bank averaged $381,233,000, an increase of $32,019,000 over 2004; and loans of BWC Mortgage Services averaged $10,941,000, an increase of $1,326,000 over the comparable period of 2004. Deposits averaged $398,080,000, an increase of $21,527,000 from 2004. FHLB fixed-rate borrowings and other borrowings averaged $44,441,000 during the first quarter of 2005, an increase of $10,250,000 over 2004. Borrowings of BWC Mortgage Services averaged $10,943,000 during the first quarter of 2005, an increase of $1,414,000 over the first quarter of 2004.

Diluted earnings per average common share and common equivalent shares for the first three months of 2005 were $0.39 as compared to $0.25 for 2004.

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

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the three-month period ended March 31, 2005 and 2004.

                                                                            Quarter                                                  Quarter
                                                                        Ended March 31,                                          Ended March 31,
                                                                              2005                                                     2004
                                                     ---------------------------------------------------      ---------------------------------------------------
                                                                              Interest          Average                                Interest          Average
                                                              Average          Income/           Yield/                Average          Income/           Yield/
EARNING ASSETS:                                               Balance          Expense          Rate (1)               Balance          Expense          Rate (1)
                                                     ---------------------------------------------------      ---------------------------------------------------
Loans (3,4,5)                                               $ 381,233          $ 7,024            7.47%              $ 349,214          $ 5,884            6.76%
Investment Securities, Fed Funds, Other (2)                    84,978              647            3.38%                 84,983              637            3.34%
BWC Mtg Banking - Loans                                        10,941              349           12.94%                  9,615              297           12.39%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL EARNING ASSETS                                        $ 477,152          $ 8,020            6.87%              $ 443,812          $ 6,818            6.23%

INTEREST BEARING LIABILITIES:                              Avg.Volume         YTD Int.             Rate             Avg.Volume         YTD Int.             Rate
                                                     ---------------------------------------------------      ---------------------------------------------------
Interest-bearing Deposits                                   $ 263,256            $ 838            1.29%              $ 262,696            $ 610            0.93%
FHLB & Other Borrowings - Bank                                 44,441              528            4.82%                 34,191              399            4.68%
BWC Mortgage Services - Borrowings                             10,943              145            5.37%                  9,529               99            4.17%
                                                     ---------------------------------------------------      ---------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES                          $ 318,640          $ 1,511            1.92%              $ 306,416          $ 1,108            1.45%

NET EARNING ASSETS, NET INTEREST
INCOME AND NET INTEREST MARGIN                              $ 158,512          $ 6,509            5.59%              $ 137,396          $ 5,710            5.22%

1.     Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.     Amounts calculated on a fully tax-equivalent basis where appropriate (2005 and 2004 Federal Statutory Rate was 34%).
3.     Nonaccrual loans of $0 and $111,000, respectively, as of March 31, 2005 and 2004 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
4.     Average loans are net of average deferred loan origination fees of $1,220,000 and $1,485,000 in 2005 and 2004, respectively.
5.     Loan interest income includes loan origination fees of $786,000 and $776,000 in 2005 and 2004, respectively.

Net interest income during the first three months of 2005 was $6,509,000, or $799,000 greater than the comparable period in 2004. This increase is the result of increase in both volume and rate of earning assets. An analysis of the changes indicates that net interest income increased $439,000 due to volume and $360,000 due to increases in rates.

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

The ratios of the allowance for credit losses to total loans as of March 31, 2005 was 2.00%, as compared to 2.03% for the period ending March 31, 2004. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of March 31, 2005 the Corporation had $6,768,000 in allocated reserves and $926,000 in unallocated reserves. The Corporation’s management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net credit recoveries of $24,000 during the first quarter of 2005, as compared to net credit recoveries of $109,000 during the comparable period in 2004.

The following table provides information on past-due and nonaccrual loans:

                                  For the Three Months Ended March 31,
                                  -------------------------------------
                                          2005           2004
                                          ----           ----
Loans Past Due 90 Days or More     $    27,000   $          0
Nonaccrual Loans                             0        111,000
                                   -----------        -------
Total                              $    27,000   $    111,000

As of March 31, 2005 and 2004, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2005 remains uncollected. Interest foregone on nonaccrual loans was approximately $0 as of March 31, 2005 and $89,000 as of March 31, 2004.

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

Noninterest Income

Noninterest income during the first quarter of 2005 of $3,402,000, was $49,000 less than during the comparable quarter of 2004. The Corporation reflected a decrease in service charges of $19,000 from the prior year, related to its free checking program. There was also a reduction in income related to the sale of SBA loans which occurred during the first quarter in 2004 but not in 2005.

Noninterest Expense

Noninterest expense during the first quarter of 2005 was $7,015,000, which was $243,000 greater than during the comparable quarter of 2004. The increase in 2005 was primarily related to increases in BWC Mortgage Services commissions paid which were up $296,000.

Salaries, bonuses and benefits expense of $3,047,000 increased $30,000 from the prior year. This increase is related to the continued growth and increased activity of BWC Mortgage Services and the Bank and on merit and cost-of-living increases. The Bank averaged 113 FTE during the first quarter of 2005 as compared to 120 during the same period in 2004.

Occupancy expense of $552,000 increased $4,000 during the first quarter of the current year, as compared to the prior year.

Furniture and equipment expense of $197,000 was unchanged from the prior year.

Other expenses of $1,332,000 was up only $25,000 from the prior year.

Other Real Estate Owned

As of March 31, 2005, the Corporation had no “other real-estate-owned” assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 2005 and 2004. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

During the first quarter of 2005 the Corporation authorized the spending of up to $2,000,000 for the repurchase and retirement of Corporation stock, during the year, should opportunities to do so present themselves.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of March 31, 2005, December 31, 2004, and March 31, 2004.

Risk-based capital ratios:                        Capital Ratios
                           --------------------------------------------------------------------

                                                                                       Minimum
Current guidelines                March 31,      December 31,        March 31,      Regulatory
                                      2005              2003             2004     Requirements
                                     ------            ------           -------   ------------
   Tier 1 capital                   10.73%             11.18%           10.45%           4.00%
   Total capital                    11.97%             12.42%           11.68%           8.00%
   Leverage ratio                    9.98%              9.63%            9.89%           3.00%

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

An additional liquidity source began during the second quarter of 2003 with the creation of mortgage banking services provided through BWC Mortgage Services. This activity, supported by borrowings under lines-of-credit, created a pre-sold pool of mortgages reflected on the balance sheet as “Loans Held-for-Sale”. The average duration of these loans is three weeks before they are converted to cash and, therefore, it represents a source of liquidity for the Corporation. Loans Held-for-Sale represented 2%, 3% and 4% of total assets as of March 31, 2005, December 31, 2004 and March 31, 2004. Cash, investment securities, Loans Held-for-Sale, and other temporary investments represent 25%, 23% and 28% of total assets at March 31, 2005, December 31, 2004 and March 31, 2004.

Core deposits, the most significant source of funding, comprised approximately 75%, 74% and 71% as of March 31, 2005, December 31, 2004 and March 31, 2004.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $30,000,000. In addition, the Corporation has approximately $33,750,000 in secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation can also raise funds through the sale of SBA and Commercial Real Estate loans into the secondary market.

At the holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries.

During the past two years, the primary source of funding for the holding company has been receipts from dividends, stock options exercised, and returns of investment from its subsidiaries. No dividends were declared from the subsidiaries of the Corporation to the holding company in the first quarter of 2005 and 2004, however, a $2,000,000 dividend was declared by the Bank to the Holding Company during the fourth quarter of 2004. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first quarter of 2005 and 2004 of $1,752,000 and $1,171,000, respectively. As of January 1, 2005, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,410,000, versus $13,318,000 at January 1, 2004. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the holding company.

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of March 31, 2005 estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,867,000, which was 32.7% of 2005 annualized net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of March 31, 2005. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

Repricing within:                                3          3-6           12          1-5       Over 5
In thousands                                Months       Months       Months        Years        Years       Totals
--------------------------------------------------------------------------------------------------------------------
Assets:
Federal Funds Sold & Short-term
   Investments                            $ 36,555        $ 100          $ -          $ -          $ -     $ 36,655
Investment securities                        7,712        5,903        8,691       43,052          892       66,250
Construction & Real Estate Loans           158,563        6,061        5,883       10,514       37,300      218,321
Commercial Loans                            95,125        2,110          619        2,919          666      101,439
Installment Loans                           46,298            4            7           29            -       46,338
Leases                                       1,939        2,087        3,789       11,464            -       19,279
BWC Mortgage Loans Held-for-Sale            10,899            -            -            -            -       10,899
                                      ------------------------------------------------------------------------------
Interest-bearing assets                  $ 357,091     $ 16,265     $ 18,989     $ 67,978     $ 38,858    $ 499,181
                                      ------------------------------------------------------------------------------

Liabilities:
Money market accounts                     $ 83,937     $ 83,937          $ -          $ -          $ -    $ 167,874
Time deposits <$100,000                      8,640        5,809        4,592        3,298            -       22,339
Time deposits >$100,000                      6,544        5,700        3,418        4,456            -       20,118
Federal Funds Borrowed                           -                         -            -            -            -
Federal Home Loan Bank Borrowings              322        5,213          583        6,125       37,535       49,778
BWC Mortgage Services Borrowings            10,695            -            -            -            -       10,695
                                      ------------------------------------------------------------------------------
Interest-bearing liabilities             $ 110,138    $ 100,659      $ 8,593     $ 13,879     $ 37,535    $ 270,804
                                      ------------------------------------------------------------------------------

Rate-sensitive gap                       $ 246,953    $ (84,394)    $ 10,396     $ 54,099      $ 1,323    $ 228,377
Cumulative rate-sensitive gap            $ 246,953    $ 162,559    $ 172,955    $ 227,054    $ 228,377
                                      =================================================================

Cumulative rate-sensitive ratio               3.24         1.77         1.79         1.97         1.84

Controls and Procedures:

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management as of the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Changes in Internal Controls: In the quarter ended March 31, 2005, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Neither the Corporation, nor the Bank, is a defendant in any legal actions at this time. BWC Mortgage Services, a joint venture in which 51% is owned by BWC Real Estate, which in turn is a wholly owned subsidiary of the Corporation, is a defendant in one legal action arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Corporation’s financial position.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

An $0.08 per share cash dividend was declared by the Board of Directors on January 25, 2005 to Shareholders of Record as of February 7, 2005 and again on April 19, 2005 to Shareholders of Record as of April 29, 2005.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

        The following exhibits are attached hereto and filed herewith:

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

The registrant furnished a report on form 8-K dated January 24, 2005 which contains a press release announcing financial results for the quarter and year-to-date ended December 31, 2004.

An 8-K report was filed on January 25, 2005 and again on April 19, 2005, which contained press releases announcing $0.08 per share cash dividends declared by the Board of Directors to Shareholders of Record as of February 7, 2005 and April 29, 2005 respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          BWC FINANCIAL CORP.
                                                          ------------------
                                                             (Registrant)

     May 13, 2005                                     James L. Ryan
___________________________               _________________________________
          Date                                        James L. Ryan
                                       Chairman and Chief Executive Officer

     May 13, 2005                                  Leland E. Wines
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

c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date:   May 13, 2005

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

c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date:   May 13, 2005

JAMES L. RYAN
Chairman and CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 13, 2005

LELAND E. WINES
EVP/CFO & Corp. Secretary

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L.Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 13, 2005

JAMES L. RYAN
Chairman and CEO

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Corporation electronically files the following reports with the SEC: Forms 10-K (Annual Report), Forms 10-Q (Quarterly Report), Forms 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Corporation may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, 10-K and 10-Q forms filed with the SEC and additional shareholder information is available free of charge on the Corporation’s website: www.bowc.com. The Corporation posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Corporation’s website is incorporated into this Quarterly Report on Form 10-Q.