Form 10-Q
period 2005-06-30
BWC FINANCIAL CORP
filed 2005-08-10
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

Commission File Number 0-10658

BWC FINANCIAL CORP.

Incorporated pursuant to the Laws of California

Internal Revenue Service – Employer Identification No. 94-262100

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

Number of shares of common stock of the Corporation outstanding as of August 10, 2005: 4,173,476 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and
	Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of
	Security Holders	22

Item 5	Other Information	22

Item 6	Exhibits	22

	Signatures	23

	Certifications, EX-31.1 and 31.2	24-25

	EX-32.1 and 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	26

	Where you can find more information	27

BWC FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

In thousands	June 30,	December 31,	June 30,
Assets	2005	2004	2004
	(Unaudited)		(Unaudited)
Cash and Due From Banks	$ 16,660	$ 10,315	$ 18,819
Federal Funds Sold	41,100	8,500	7,400
Other Short-term Investments	118	173	50
Total Cash and Cash Equivalents	57,878	18,988	26,269

Investment Securities:
Available-for-Sale	47,912	62,220	72,536
Held-to-Maturity (approximate fair value of $15,545,
$17,947, $21,091 respectively)	15,564	17,846	21,072

Loans	392,403	380,682	356,468
Allowance for credit losses	(7,475)	(7,670)	(7,655)
Net Loans	384,928	373,012	348,813

BWC Mortgage Services Loans-Held-for-Sale	30,027	14,966	18,445
Bank Premises and Equipment, Net	4,008	4,051	3,951
Interest Receivable and Other Assets	11,371	10,275	10,131
Total Assets	$ 551,688	$ 501,358	$ 501,217

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$ 144,353	$ 131,252	$ 127,340
Interest-bearing:
Money Market Accounts	169,470	156,236	155,405
Savings and NOW Accounts	57,063	63,220	57,063
Time Deposits:
Under $100,000	22,436	22,473	30,674
$100,000 or more	22,156	19,758	31,288
Total Interest-bearing	271,125	261,687	274,430

Total Deposits	415,478	392,939	401,770

Federal Home Loan Bank Borrowings	53,998	43,313	31,927
BWC Mortgage Services Borrowings	30,107	14,511	18,370
Interest Payable and Other Liabilities	3,606	3,314	3,217

Total Liabilities	503,189	454,077	455,284
Shareholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, none outstanding	-	-	-
Common Stock, no par value:
25,000,000 shares authorized; issued and outstanding -
4,171,213, 4,228,459 and 4,309,874 respectively	45,404	47,054	39,139
Retained Earnings	3,423	436	7,124
Accumulated other comprehensive loss	(328)	(209)	(330)
Total Shareholders' Equity	48,499	47,281	45,933
Total Liabilities and Shareholders' Equity	$ 551,688	$ 501,358	$ 501,217

The accompanying notes are an integral part of these consolidated statements

BWC FINANCIAL CORP.	Three Months Ended	Six Months Ended
CONSOLIDATED STATEMENTS OF INCOME	June 30,	June 30,

In thousands except per-share amounts	2005	2004	2005	2004
Interest Income	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loans, including Fees	$ 7,953	$ 6,445	$ 15,326	$ 12,626
Investment Securities:
Taxable	372	536	822	1,006
Non-taxable	159	145	280	283
Federal Funds Sold	169	52	245	81
Total Interest Income	8,653	7,178	16,673	13,996

Interest Expense
Deposits	1,103	735	1,941	1,345
Federal Funds Purchased	-	-	4	6
FHLB Borrowings	611	390	1,135	783
BWC Mortgage Services	143	256	289	355
Total Interest Expense	1,857	1,381	3,369	2,489

Net Interest Income	6,796	5,797	13,304	11,507
Provision for Credit Losses	-	375	-	825
Net Interest Income After Provision For Credit Losses	6,796	5,422	13,304	10,682

Noninterest Income
BWC Mortgage Services - Commissions	2,584	2,714	4,598	4,754
BWC Mortgage Services - Fees & Other	1,037	1,121	1,858	1,872
Service Charges on Deposit Accounts	200	236	412	467
Other	403	439	755	854
Gain/(loss) on Security Transactions	-	-	3	14
Total Noninterest Income	4,224	4,510	7,626	7,961

Noninterest Expense
Salaries and Related Benefits	3,051	3,101	6,098	6,118
BWC Mortgage Services - Commissions	2,227	2,237	4,016	3,853
Occupancy	579	603	1,131	1,151
Furniture and Equipment	220	203	417	400
Other	1,475	1,496	2,905	2,890
Total Noninterest Expense	7,552	7,640	14,567	14,412
BWC Mortgage Services - Minority Interest	237	377	341	564

Income Before Income Taxes	3,231	1,915	6,022	3,667
Provision for Income Taxes	1,249	699	2,360	1,377
Net Income	$ 1,982	$ 1,216	$ 3,662	$ 2,290
Basic Earnings Per Share	$ 0.47	$ 0.28	$ 0.87	$ 0.53
Diluted Earnings Per Share	$ 0.47	$ 0.28	$ 0.86	$ 0.53

Weighted Average Basic Shares	4,197,791	4,301,767	4,213,315	4,300,905
Weighted Average Diluted Share Equivalents
Related to Options	57,970	37,656	56,639	38,598
Weighted Average Diluted Shares	4,255,761	4,339,423	4,269,954	4,339,503

The accompanying notes are an integral part of these consolidated statements

 BWC FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the periods ending December 31, 2004 and June 30, 2005

In thousands except share amounts				Accumulated
				Other
	Number	Common	Retained	Comprehensive		Comprehensive
	of Shares	Stock	Earnings	Income/(Loss)	Total	Income

Balance, January 1, 2004	3,909,132	$ 39,019	$ 5,305	$ 499	$ 44,823

Net Income as of December 31, 2004	-	-	5,713	-	5,713	5,713
Other Comprehensive Loss, net of tax
benefit of $269	-	-	-	(708)	(708)	(708)
Comprehensive Income	-	-	-	-	-	$ 5,005
Stock options exercised	15,008	197	-	-	197
Repurchase and retirement of shares by the
Corporation	(79,842)	(1,749)	-	-	(1,749)
Cash Dividend Paid	-	-	(1,011)	-	(1,011)
10% stock dividend including payment of
fractional shares	384,161	9,567	(9,571)	-	(4)
Tax benefit from the exercise of stock options	-	20	-	-	20
Balance, December 31, 2004	4,228,459	$ 47,054	$ 436	$ (209)	$ 47,281

Net Income as of June 30, 2005	-	-	3,662	-	3,662	3,662
Other Comprehensive Loss, net of tax
benefit of $45	-	-	-	(119)	(119)	(119)
Comprehensive Income	-	-	-	-	-	$ 3,543
Stock options exercised	22,072	289	-	-	289
Repurchase and retirement of shares by the
Corporation	(79,318)	(2,038)	-	-	(2,038)
Cash Dividend Paid	-	-	(675)	-	(675)
Tax benefit from the exercise of stock options	-	99	-	-	99
Balance, June 30, 2005 (Unaudited)	4,171,213	$ 45,404	$ 3,423	$ (328)	$ 48,499

The accompanying notes are an integral part of these consolidated statements

BWC FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	For the Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net Income	$ 3,662	$ 2,290
Adjustments to reconcile net income to
net cash provided(used):
Provision for credit losses	-	825
Depreciation on fixed assets	369	336
Amortization and accretion on securities	272	950
(Gain)/loss on sale of securities available-for-sale	(3)	(14)
Increase in BWC Mtg. loans held-for-sale	(15,061)	(13,303)
(Increase)/decrease in accrued interest receivable
and other assets	(952)	(591)
(Decrease)/increase in accrued interest payable
and other liabilities	292	(529)
Net Cash Used by Operating Activities	(11,421)	(10,036)

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	11,733	8,623
Proceeds from the sales of available-for-sale
investment securities	21,176	15,334
Purchase of investment securities	(16,752)	(32,675)
Loans originated, net of collections	(11,916)	(19,211)
Increase in Other Real Estate Owned	-	-
Purchase of bank premises and equipment	(326)	(394)
Net Cash Provided/Used by Investing Activities	3,915	(28,323)

FINANCING ACTIVITIES:
Net increase in deposits	22,539	31,605
Increase/(decrease) in Federal Home Loan borrowings	10,685	(1,425)
Increase in BWC Mortgage Services borrowings	15,596	13,299
Cash dividends paid	(675)	(471)
Proceeds from issuance of common stock	289	120
Cash paid for the repurchase of common stock	(2,038)	-
Net Cash Provided by Financing Activities	46,396	43,128

CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents	38,890	4,769
Cash and cash equivalents at beginning of year	18,988	21,500
Cash and Cash Equivalents at period end	$ 57,878	$ 26,269

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid	$ 3,329	$ 2,367
Income Taxes Paid	$ 2,220	$ 888

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2005 and the results of operations for the three months and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2004 10-K. The results of operations for the six months ended June 30, 2005, and the results of interim periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend given in December 2004.

2:	INVESTMENT SECURITIES

An analysis of the investment security portfolio at June 30, 2005 follows:

In thousands

In thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U.S. Treasury Securities	$ 265	$ -	$ 4	$ 261
Securities of U.S. Government Agencies	24,580	-	282	24,298
Taxable Securities of State and
Political Subdivisions	15,861	25	176	15,710
Corporate Debt Securities	7,739	-	96	7,643
Total	48,445	25	558	47,912
Held-to-maturity
Obligations of State and Political Subdivisions	15,564	72	91	15,545
Total Investment Securities	$ 64,009	$ 97	$ 649	$ 63,457

In 2005 the Corporation received proceeds from sale of available-for-sale investment securities of

$21,176,000. Gross realized gains/(losses) included in other noninterest income totaled $37,000 and

($34,000), respectively.

The maturities of the investment security portfolio at June 30, 2005 follow

In thousands	Held-to-maturity
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 4,428	$ 4,426	3.38%
After one year through five years	10,245	10,201	3.86%
Over five years through ten years	891	918	5.13%
Total	$ 15,564	$ 15,545	3.81%

	Available-for-Sale
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 16,690	$ 16,616	3.37%
After one year through five years	31,755	31,296	3.08%
Total	$ 48,445	$ 47,912	3.17%

At June 30, 2005 securities with a book value of $17,939,000 were pledged to secure public deposits.

Market value of these same securities on that date was $17,708,000.

3.	ALLOWANCE FOR CREDIT LOSSES
In thousands	For the Six Months Ended
June 30,

	2005	2004
Total loans outstanding at end of
period, before deducting allowance
for credit losses (1)	$ 392,403	$ 356,468

Allowance for credit losses at
beginning of period	7,670	6,692

Charge-offs	(270)	(40)
Recoveries	75	178
Net (charge-offs)/recoveries	(195)	138

Provisions	-	825
Allowance for credit losses at
end of period	$ 7,475	$ 7,655
Ratio of allowance for credit
losses to loans	1.90%	2.15%

(1) Excludes BWC Mortgage Services Loans-Held-for-Sale. Due to the low credit risk on these loans,

no reserves are allocated for them.

The components of other comprehensive income for the six months ended June 30, 2005 and 2004 are as follows:

In thousands	2005	2004
Unrealized gain(loss) arising during the period,
net of tax	$ (117)	$ (820)
Reclassification adjustment for net realized
gains of securities available-for-sale included
in net income during the year, net of tax	2	9

Net unrealized gain(loss) included in other
comprehensive income	$ (119)	$ (829)

5.	BUSINESS SEGMENTS

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

Summarized financial information for the periods ended June 30, 2005 and 2004 concerning the Corporation’s reportable segments is shown in the following table.

For the Six Months
Ended 06/30/2005	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 15,904	$ 784	$ (15)	$ 16,673
Commissions Received	-	4,598	-	4,598
Total Interest Expense	3,092	292	(15)	3,369
Salaries & Benefits	4,883	1,215	-	6,098
Commissions Paid	-	4,016	-	4,016
Segment Profit before Tax	5,789	681	(448)	6,022
Total Assets	$ 520,174	$ 32,892	$ (1,378)	$ 551,688

For the Six Months
Ended 06/30/2004	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 13,100	$ 906	$ (10)	$ 13,996
Commissions Received	-	4,754	-	4,754
Total Interest Expense	2,141	358	(10)	2,489
Salaries & Benefits	4,868	1,250	-	6,118
Commissions Paid	-	3,853	-	3,853
Segment Profit before Tax	3,230	1,128	(691)	3,667
Total Assets	$ 481,763	$ 21,200	$ (1,746)	$ 501,217

For the Quarter Ended
Ended 06/30/2005	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 8,231	$ 431	$ (9)	$ 8,653
Commissions Received	-	2,584	-	2,584
Total Interest Expense	1,721	145	(9)	1,857
Salaries & Benefits	2,409	642	-	3,051
Commissions Paid	-	2,227	-	2,227
Segment Profit before Tax	3,030	472	(271)	3,231
Total Assets	$ 520,174	$ 32,892	$ (1,378)	$ 551,688

For the Quarter Ended
Ended 06/30/2004	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 6,577	$ 605	$ (4)	$ 7,178
Commissions Received	-	2,714	-	2,714
Total Interest Expense	1,128	257	(4)	1,381
Salaries & Benefits	2,411	690	-	3,101
Commissions Paid	-	2,237	-	2,237
Segment Profit before Tax	1,568	754	(407)	1,915
Total Assets	$ 481,763	$ 21,200	$ (1,746)	$ 501,217

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

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

For the Six Months Ended June 30,
In thousands except per-share amounts	2005	2004
Net income, as reported	$ 3,662	$ 2,290
Deduct: Total stock-based compensation expense
determined under the fair-value-based method
for all awards, net of related taxes	78	77
Pro forma net income	$ 3,584	$ 2,213

Basic income per share, as reported	$ 0.87	$ 0.53
Pro forma basic income per share	$ 0.85	$ 0.51

Diluted income per share, as reported	$ 0.86	$ 0.53
Pro forma diluted income per share	$ 0.84	$ 0.51

Weighted Average Basic Shares	4,213,315	4,300,905
Weighted Average Diluted Shares	4,269,954	4,339,503

Adjusted for the 10% stock dividend declared December 2004.

For the Three Months Ended June 30,
In thousands except per-share amounts	2005	2004
Net income, as reported	$ 1,982	$ 1,216
Deduct: Total stock-based compensation expense
determined under the fair-value-based method
for all awards, net of related taxes	39	38
Pro forma net income	$ 1,943	$ 1,178

Basic income per share, as reported	$ 0.47	$ 0.28
Pro forma basic income per share	$ 0.46	$ 0.27

Diluted income per share, as reported	$ 0.47	$ 0.28
Pro forma diluted income per share	$ 0.46	$ 0.27

Weighted Average Basic Shares	4,197,791	4,301,767
Weighted Average Diluted Shares	4,255,761	4,339,423

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

.

Selected Financial Data - Summary:

The following table provides certain selected consolidated financial data as of and for the three month and six-month periods ended June 30, 2005 and 2004.

Quarter Ended	Year to Date
June 30,	June 30,

( Unaudited in thousands except share data)	2005	2004	2005	2004
Interest Income	$ 8,653	$ 7,178	$ 16,673	$ 13,996
Interest Expense	1,857	1,381	3,369	2,489
Net Interest Income	6,796	5,797	13,304	11,507
Provision for Credit Losses	-	375	-	825
Non-interest Income	4,224	4,510	7,626	7,961
Non-interest Expense	7,552	7,640	14,567	14,412
Minority Interest	237	377	341	564
EBIT	3,231	1,915	6,022	3,667
Income Taxes	1,249	699	2,360	1,377
Net Income	$ 1,982	$ 1,216	$ 3,662	$ 2,290

Per share:
(Share and share equivalents have
been adjusted for the stock dividend
granted in December 2004)
Basic EPS	$ 0.47	$ 0.28	$ 0.87	$ 0.53
Diluted EPS	$ 0.47	$ 0.28	$ 0.86	$ 0.53
Weighted Average Basic shares	4,197,791	4,301,767	4,213,315	4,300,905
Weighted Average Diluted Shares	4,255,761	4,339,423	4,269,954	4,339,503
Cash dividends	$ 0.08	$ 0.06	$ 0.16	$ 0.12
Book value at period-end			$ 11.63	$ 10.66
Ending shares			4,171,213	4,309,874

Quarter Ended	Year to Date
June 30,	June 30,

Financial Ratios:	2005	2004	2005	2004
Return on Average Assets	1.54%	1.00%	1.45%	0.97%
Return on Average Equity	16.50%	10.60%	15.30%	10.06%
Net Interest Margin to Earning Assets	5.52%	4.80%	5.56%	5.02%
Net loan losses (recoveries) to avg. loans	0.06%	-0.01%	0.05%	-0.04%
Efficiency Ratio (Bank only)	56.74%	65.00%	58.00%	66.23%

SUMMARY BALANCE SHEET
(Unaudited in thousands)	June 30,	June 30,
Assets:	2005	2004
Cash and Equivalents	$ 57,878	$ 26,269
Investments	63,476	93,608
Loans	392,403	356,468
Allowance for Credit Losses	(7,475)	(7,655)
BWC Mortgage Services, Loans Held-for-Sale	30,027	18,445
Other Assets	15,379	14,082
Total Assets	$ 551,688	$ 501,217

Deposits:	$ 415,478	$ 401,770
Other Borrowings	84,105	50,297
Other Liabilities	3,606	3,217
Total Liabilities	503,189	455,284
Equity	48,499	45,933
Total Liabilities and Equity	$ 551,688	$ 501,217

General

Prime rate averaged 5.68% during the first half of 2005, compared to 4.00% for the first half of 2004, an increase of 1.68% between the comparable periods. Due to the Corporation’s asset-sensitive position, the increase in interest rates has resulted in a broadening of the Corporation’s net interest margin which averaged 5.56% for the first half of 2005, as compared to 5.02% in 2004. The economy is reflecting strength and growth, and interest rates are projected to continue increasing by measured steps. A stronger economy and higher rates will continue to reflect positively in the Corporation’s performance.

Total assets of the Corporation at June 30, 2005 of $551,688,000 have increased $50,471,000 or 10%, as compared to June 30, 2004. Total loans of $392,403,000 have increased $35,935,000, or 10%, and total deposits plus FHLB long-term borrowings of $469,476,000 have increased $35,779,000, or 8.25%. Since year-end 2004 the Corporation’s assets have increased 10%, loans increased 3%, and deposits plus FHLB long-term borrowings increased 7.6%.

The Corporation’s loans-to-deposits plus FHLB borrowings ratio as of June 30, 2005 was 83.6%, as compared to 82% in 2004 and 87% at year-end 2004.

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

Net Income

Net income for the first six months in 2005 of $3,662,000 was $1,372,000 more than the first six months in 2004. This represented a return on average assets during this period of 1.45% and a return on average equity of 15.3%. The return on average assets during the first six months of 2004 was 0.97%, and the return on average equity was 10.06%.

Net income for the three months ending June 30, 2005 of $1,982,000 was $766,000 more than the comparable period in 2004. The return on average assets during the second quarter was 1.54%, and the return on average equity was 16.50%. The return on average assets during the second quarter of 2004 was 1.00%, and the return on average equity was 10.60%.

Earning assets averaged $488,189,000 during the six months ended June 30, 2005, as compared to $468,171,000 for the comparable period in 2004. Earning assets averaged $499,171,000 during the second quarter of 2005 as compared to $490,886,000 during the second quarter of 2004.

Diluted earnings per average common share were $0.86 for the first six months of 2005 as compared to $0.53 for the first six months of 2004. For the second quarter of 2005, diluted earnings per average common share were $0.47 as compared to $0.28 for the second quarter of 2004.

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

Net interest income during the first six months of 2005 was $13,304,000, or $1,797,000 more than the comparable period in 2004. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $20,018,000 more than during the first six months of 2004 and the prime rate averaged 1.68% more.

Due to the Corporation’s asset-sensitive position, increasing interest rates result in an increase in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.56% during the first six months of 2005 as compared to 5.02% in 2004. The increase in net interest margin is estimated to have resulted in an increase in interest income of $1,219,000 during the first six months of 2005 as compared to the same period in 2004. This was augmented by the increased interest income related to growth of earning assets, which contributed to an increase over the comparable period of an estimated $578,000.

During the second quarter 2005 the Corporation’s net interest margin averaged 5.52% as compared to 4.80% in 2004. The increase in net interest margin is estimated to have resulted in an increase in interest income of $874,000 during the second quarter of 2005 as compared to the same period in 2004. This was augmented by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $125,000.

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the six-month and second quarter periods ended June 30, 2005 and 2004.

Six Months ended June 30,	Six Months Ended June 30,
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
EARNING ASSETS: (1)	Balance	Expense	Rate	Balance	Expense	Rate
Loans (3,4,5)	$ 386,508	$ 14,553	7.59%	$ 352,353	$ 11,719	6.71%
Investment Securities, Fed Funds, Other (2)	89,183	1,348	3.38%	97,849	1,370	3.12%
BWC Mtg Banking - Loans	12,498	772	12.46%	17,969	907	10.18%
TOTAL EARNING ASSETS	$ 488,189	$ 16,673	6.95%	$ 468,171	$ 13,996	6.09%

INTEREST-BEARING LIABILITIES:	Avg.Volume	YTD Int.	Rate	Avg.Volume	YTD Int.	Rate
Interest Bearing Deposits	$ 265,658	$ 1,941	1.47%	$ 274,302	$ 1,342	0.99%
FHLB & Other Borrowing - Bank	48,151	1,139	4.77%	33,114	789	4.80%
BWC Mortgage Services - Borrowings	12,505	289	4.66%	18,013	358	4.01%
TOTAL INTEREST-BEARING LIABILITIES	$ 326,314	$ 3,369	2.08%	$ 325,429	$ 2,489	1.54%

NET INTEREST INCOME	$ 161,875	$ 13,304	5.56%	$ 142,742	$ 11,507	5.02%

Quarter Ended June 30,	Quarter Ended June 30,
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
EARNING ASSETS: (1)	Balance	Expense	Rate	Balance	Expense	Rate
Loans (3,4,5)	$ 391,729	$ 7,529	7.71%	$ 355,492	$ 5,840	6.59%
Investment Securities, Fed Funds, Other (2)	93,388	701	3.33%	110,715	733	2.93%
BWC Mtg Banking - Loans	14,054	423	12.07%	24,679	605	9.83%
TOTAL EARNING ASSETS	$ 499,171	$ 8,653	7.01%	$ 490,886	$ 7,178	5.93%

INTEREST-BEARING LIABILITIES:	Avg.Volume	Quarterly	Rate	Avg.Volume	Quarterly	Rate
Interest Bearing Deposits	$ 270,125	$ 1,102	1.64%	$ 285,903	$ 735	1.03%
FHLB & Other Borrowing - Bank	53,999	611	4.54%	32,036	390	4.88%
BWC Mortgage Services - Borrowings	14,067	144	4.11%	24,704	256	4.16%
TOTAL INTEREST-BEARING LIABILITIES	$ 338,191	$ 1,857	2.20%	$ 342,643	$ 1,381	1.62%

NET INTEREST INCOME	$ 160,980	$ 6,796	5.52%	$ 148,243	$ 5,797	4.80%

1.	Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.	Rates are calculated on a fully tax-equivalent basis where appropriate (2005 and 2004 Federal Statutory Rate was 34%).
3.

Nonaccrual loans of $0 and $743,000 as of June 30, 2005 and 2004 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

4.	Average loans are net of average deferred loan origination fees of $1,477,000 and $1,485,000 in 2005 and 2004, respectively.
5.	Loan interest income includes loan origination fees of $1,572,000 and $1,618,000 in 2005 and 2004, respectively.

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

The ratio of the allowance for credit losses to total loans as of June 30, 2005 was 1.90%, as compared to 2.15% for the period ending June 30, 2004. The reason for the decrease in this ratio is that the Corporation has not been making additional provisions to the allowance during 2005, allowing loan growth and losses to reduce the level of the allowance account. This strategy was disclosed in the Corporation’s financial reports in June 2004 because of improving credit conditions and reduced expectations of future losses. This strategy will continue until credit conditions or loan growth requires resumption of provisions. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of June 30, 2005 it had $6,209,000 in allocated allowance and $1,266,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net losses of $195,000 during the first six months of 2005 as compared to net recoveries of $137,000 during the comparable period in 2004.

The following table provides information on past-due and nonaccrual loans:

June 30,	June 30,
	2005	2004
Loans Past-due 90 Days or More	$ 925,000	$ 16,000
Nonaccrual Loans	-	743,000
Total	$ 927,005	$ 761,004

As of June 30, 2005 and 2004, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2005 remains uncollected. Interest foregone on nonaccrual loans was approximately $0 and $108,000, as of June 30, 2005 and 2004, respectively.

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

In selecting this approach to determining the necessity of Specific Reserves, the Bank documents:

•

How the fair value of the collateral was determined, e.g., current appraisal (real property, equipment or inventory), method for valuation of collectable accounts or notes receivable, method for valuation of other assets.

•	Supporting rationale for adjustments to appraisals or loan-to-value discount applied to determine the collateral value.
•	The determination of the cost to sell or liquidate the collateral.
•	The qualifications, expertise and independence of the appraiser.

For purposes of the Bank’s Credit Policy regarding this section of the ALLL methodology the following practices and definitions apply.

•

An appraisal will be considered “current” for the initial assessment of a loan under FASB 114, if it is less than six months old. In subsequent annual assessments the appraisal may not be older than twelve months. Where we are assessing accounts or notes receivable we should order a receivables audit to assist in the initial assessment and refresh it every six months.

•	In developing the rationale to support appraisal adjustments or the loan-to-value discount on personal property, external comps and collateral audits should be used as much as possible.
•	All costs to sell or liquidate the collateral, except legal expenses, are to be included. An estimate may be used where definitive amounts are not available.
•	The calculation of the Specific Reserve follows:

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

Noninterest Income

Noninterest income during the first six months of 2005 was $335,000 less than during the comparable period of 2004 of which $170,000 was in decreased income from BWC Mortgage Services. This is a reflection of the market for mortgages and refinancing which was stronger during the first half of 2004. There was also a decrease in service charge income of $55,000 which is in part due to the free checking program being sponsored by the Bank this year, as well as a decrease in NSF fees this year as compared to the prior year. Total noninterest income from all other sources was also down $99,000 from the prior year. Competitive forces have driven down the income from credit card and debit card interchange fees as well as other areas of service fees.

There were net gains on securities available-for-sale of only $3,000 during the first six months of 2005 as compared to losses of $14,000 during the comparable 2004 period.

During the second quarter of 2005 noninterest income from BWC Mortgage Services was $214,000 less than the comparable period in 2004. Increasing interest rates have reduced refinancing activities of BWC Mortgage Services and they now concentrate on mortgage banking activities. Service charges by the Bank reflect a decrease of $36,000 from the prior year quarter and noninterest income from all other sources decreased $36,000, due to the same reasons as given for the six month results.

Noninterest Expense

Noninterest expense during the first six months of 2005 was $155,000 greater than during the comparable period in 2004. BWC Mortgage Services Commission expense increased $163,000 from the prior year. All categories listed under noninterest expense include consolidated expenses from BWC Mortgage Services. BWC Mortgage Services’ total operating expenses during this period in 2005 were $6,267,000, or $220,000 greater than in 2004. This was in part related to the start-up of a number of new mortgage outlets during the first half of 2005.

Salaries and related benefits were only $20,000 less during the first six months of 2005 as compared to 2004. The Bank’s staff averaged 112 full-time equivalent (FTE) persons during the first six months of 2005 as compared to 120 during 2004.

Occupancy expense decreased by $20,000 over the comparable period in 2004 which is related to general operating and maintenance decreases in the properties leased by the Bank and BWC Mortgage Services.

Total furniture and equipment expenses increased by $17,000 as compared to the 2004 period, most of which is related to purchase of additional computer equipment or the replacement of computer equipment, as well as expenses related to development of a network backup (disaster recovery) site.

Other expenses reflect a modest increase of $15,000 between the respective periods.

During the second quarter of 2005 the Corporation’s noninterest expense decreased $88,000 over the comparable quarter of 2004. BWC Mortgage Services noninterest expenses increased only $5,000 during this same period. The Bank’s noninterest expense decreased by $93,000 as compared to the second quarter of the prior year. IT expenses have decreased, as compared to last year, as a result of bringing our internet banking application in-house. Last year this application was outsourced. Also, the Bank’s noninterest expense during the second quarter of this year were lower in fees and business development than the prior year.

Other Real Estate Owned

As of June 30, 2005 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at June 30, for both 2005 and 2004. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of June 30, 2005, December 31, 2004, and June 30, 2004.

				Minimum	Minimum
	June 30,	December 31,	June 30,	Regulatory	for Well
	2005	2004	2004	Requirements	Capitalized
Tier 1 capital	10.34%	10.42%	10.65%	4.00%	6.00%
Total capital	11.56%	11.65%	11.87%	8.00%	10.00%
Leverage ratio	9.48%	9.22%	9.49%	3.00%	5.00%

The Company’s total shareholders’ equity increased $1,218,000 from December 31, 2004, due primarily to earnings, which was reduced by a $119,000 increase in comprehensive loss. From June 30, 2004, shareholders’ equity increased $2,566,000, primarily due to earnings, which was increased by a $2,000 reduction in comprehensive loss. Shareholders’ equity was 8.79% of total assets as of June 30, 2005, 9.43% as of December 31, 2004, and 9.16% as of June 30, 2004.

The market value of available-for-sale securities was $533,000 less than book value at June 30, 2005, and $342,000 less than book value on December 31, 2004, and $538,000 less on June 30, 2004. These changes are a result of changes in market interest rates, which resulted in unrealized losses in the investment portfolio as of June 30, 2005, December 31, 2004, and June 30, 2004. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease and vice versa in the event of rate decreases. Because changes in the market value of available-for-sale securities are a component of other comprehensive income within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. The Company performs a quarterly simulation analysis of changes in the market value of the investment portfolio given a 200-basis-point change in interest rates. The latest analysis indicated a decrease in market value of approximately $2,274,000 given a 200-bp increase in rates and an increase of $2,260,000 in market value given a 200-bp decrease in rates. Only if the entire portfolio of available-for-sale securities were liquidated would the above impacts be realized. The Corporation purchases securities to provide a constant stream of maturities to meet normal liquidity needs. On occasion, some sales may take place for temporary liquidity needs; however, it is highly unlikely that a significant portion of available-for-sale securities would ever be liquidated prior to maturity. In addition, the Company would continue to be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

An additional liquidity source began during the second quarter of 2003 with the creation of mortgage banking services provided through BWC Mortgage Services. This activity, supported by borrowings under lines-of-credit, created a pre-sold pool of mortgages reflected on the balance sheet as “Loans Held-for-Sale”. The average duration of these loans is three weeks before they are converted to cash and therefore it represents a source of liquidity for the Corporation. As of June 30, 2005, Loans Held-for-Sale represented 5.4% of total assets. This ratio was 3.0% and 3.7% on December 31, 2004, and June 30, 2004, respectively.

Cash, investment securities, Loans Held-for-Sale, and other temporary investments represent 27% of total assets at June 30, 2005, 23% at December 31, 2004, and 28% of total assets at June 30, 2004.

Core deposits, the most significant source of funding comprised approximately 71% of funding sources as of June 30, 2005, 74% on December 31, 2004, and on June 30, 2004.

Cash flows from financing activities contributed significantly to liquidity. As indicated on the Company’s Consolidated Statement of Cash Flows, net cash from financing activities provided $46,396,000 during the first six months of 2005, and $43,128,000 during the same period in 2004. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $22,539,000 for the six months ended June 30, 2005, compared to $31,605,000 for the period ending June 30, 2004. Borrowing activities also provide a source of funding and in the period ending June 30, 2005, contributing $26,281,000 during the first six months of 2005 as compared to $11,874,000 for the period ending June 30, 2004. Another important source of liquidity is investments in federal funds and other short-term investments and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $32,909,000 for the six months ending June 30, 2005 compared to $23,957,000 for the period ending June 30, 2004. Other than investing activities, the balance of the funds provided from financing activities were used in operating activities, which for the six months ended June 30, 2005 used $11,466,000 compared to $10,036,000 for the period ending June 30, 2004. The most significant operating activity was the increase in mortgage banking services provided through BWC Mortgage Services. This is an operating activity in mortgage banking since this represents short-term funding of pre-sold loans to speed the cash flow of the operations. These loans are not being funded as an investment.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $30,000,000. In addition, the Corporation has approximately $33,028,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the financial holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The primary sources of funding for the holding company include dividends and returns of investment from its subsidiaries. During the first six months of 2005 the Corporation received $289,000 from the exercise of stock options. During the first six months of 2004 the Corporation received $119,000 from the exercise of stock options. The subsidiaries of the Corporation declared dividends to the holding company in the first six months of 2005 and 2004 of $500,000, and $0, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first six months of 2005 and 2004 of $3,769,000, and $2,417,000, respectively. As of January 1, 2005, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,410,000, versus $13,318,000 at January 1, 2004. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows, may not represent cash immediately available to the holding company.

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities, and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of June 30, 2005, estimated that a 2% interest-rate shock (decrease) could lower net interest income by $2,964,000, which was 10.56% of 2005 annualized net interest income

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of June 30, 2005. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

The Corporation’s interest-rate risk as of June 30, 2005, was consistent with the interest-rate exposure presented in the Corporation’s 2004 10-K and was within the Corporation’s risk policy range.

Repricing within:	3	3-6	12	1-5	Over 5
In thousands	Months	Months	Months	Years	Years	Totals
Assets:
Federal Funds Sold & Short-term
Investments	$ 41,218	$ -	$ -	$ -	$ -	$ 41,218
Investment securities	7,373	5,117	8,555	41,558	873	63,476
Construction & Real Estate Loans	155,379	15,406	728	15,997	42,408	229,918
Commercial Loans	89,964	407	735	2,800	1,890	95,796
Installment Loans	47,182	5	10	41	-	47,238
Leases	2,637	2,077	3,819	10,938	-	19,471
BWC Mortgage Loans Held-for-Sale	30,027	-	-	-	-	30,027
Interest-bearing assets	$ 373,780	$ 23,012	$ 13,847	$ 71,334	$ 45,171	$ 527,144

Liabilities:
Money market accounts	$ 84,735	$ 84,735	$ -	$ -	$ -	$ 169,470
Time deposits <$100,000	7,390	5,585	7,072	2,389	-	22,436
Time deposits >$100,000	7,764	6,325	5,031	3,036	-	22,156
Federal Funds Borrowed	-		-	-	-	-
Federal Home Loan Bank Borrowings	5,237	314	640	6,624	41,183	53,998
BWC Mortgage Services Borrowings	30,107	-	-	-	-	30,107
Interest-bearing liabilities	$ 135,233	$ 96,959	$ 12,743	$ 12,049	$ 41,183	$ 298,167

Rate-sensitive gap	$ 238,547	$ (73,947)	$ 1,104	$ 59,285	$ 3,988	$ 228,977
Cumulative rate-sensitive gap	$ 238,547	$ 164,600	$ 165,704	$ 224,989	$ 228,977

Cumulative rate-sensitive ratio	2.76	1.71	1.68	1.88	1.77

ITEM 4.	Controls and Procedures:

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in a timely manner to alert them to material information relating the Corporation which is required to be included in the Corporation’s periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13a-15(f), occurred during the fiscal quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Neither the Corporation, nor the Bank, is a defendant in any legal actions at this time. BWC Mortgage Services, a joint venture in which 51% is owned by BWC Real Estate, which in turn is a wholly owned subsidiary of the Corporation, is a defendant in one legal action arising from normal business activities. Management believes that this action is without merit and that the ultimate liability, if any, resulting from it will not materially affect the Corporation’s financial position.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held May 24, 2005, at which the Board of Directors was elected and the appointment of Moss Adams LLP as Independent Auditors was made.

Item 5 - Other Information

An $0.08 per share cash dividend was declared by the Board of Directors April 27, 2005, to Shareholders of Record as of April 29, 2005.

The registrant furnished a report on form 8-K dated July 22, 2005, which contains a press release announcing financial results for the quarter and year-to-date ended June 30, 2005.

Item 6 - Exhibits

a) Index to Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit
Number Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWC FINANCIAL CORP.

(Registrant)

August 10, 2005

_______________________	_________________________________
Date	James L. Ryan
Chairman and Chief Executive Officer

August 10, 2005

______________________	________________________________
Date	Leland E. Wines

                                                                                         CFO and Corp. Secretary

Certification:

I, Leland E. Wines, EVP/CFO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-13(e) and 15(d)-15(e) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-13(f) and 15(d)-15(f) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 10, 2005

Leland E. Wines

EVP/CFO

Exhibit 31.1

Certification:

I, James L. Ryan, Chairman and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-13(e) and 15(d)-15(e) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-13(f) and 15(d)-15(f) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 10, 2005

James L. Ryan

Chairman and CEO

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 10, 2005

________________________

LELAND E. WINES

EVP/CFO and Corp. Secretary

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 10, 2005

________________________

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