Form 10-Q
period 2005-09-30
BWC FINANCIAL CORP
filed 2005-11-04
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Number of shares of common stock of the Corporation outstanding as of October 10, 2005: 4,147,199 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 2	Unregistered Sales of Equity Securities and
	Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of
	Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

	Signatures	24

	Certifications, EX-31.1 and 31.2	25-26

	EX-32.1 and 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	27

	Where you can find more information	28

BWC FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS
In thousands	September 30,	December 31,	September 30,
Assets	2005	2004	2004
	(Unaudited)		(Unaudited)
Cash and Due From Banks	$ 21,537	$ 10,315	$ 16,931
Fed Funds Sold	31,500	8,500	55
Other Short-term Investments	134	173	$ 100
Total Cash and Cash Equivalents	53,171	18,988	17,086

Investment Securities:
Available-for-Sale	67,160	62,220	65,611
Held-to-Maturity (approximate fair value of $13,961,
$17,947, $19,480 respectively)	14,025	17,846	19,276

Loans	393,073	380,682	379,363
Allowance for credit losses	(7,486)	(7,670)	(7,827)
Net Loans	385,587	373,012	371,536

BWC Mortgage Services Loans-Held-for-Sale	21,440	14,966	28,424
Bank Premises and Equipment, Net	3,913	4,051	4,190
Interest Receivable and Other Assets	12,264	10,275	10,490
Total Assets	$ 557,560	$ 501,358	$ 516,613

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$ 154,848	$ 131,252	$ 128,213
Interest-bearing:
Money Market Accounts	177,583	156,236	167,416
Savings and NOW Accounts	54,122	63,220	55,724
Time Deposits:
Under $100,000	22,084	22,473	22,655
$100,000 or more	22,411	19,758	19,368
Total Interest-bearing	276,200	261,687	265,163

Total Deposits	431,048	392,939	393,376

Federal Home Loan Bank Borrowings	49,609	43,313	43,595
BWC Mortgage Services Borrowings	21,128	14,511	28,068
Fed Funds Purchased	-	-	800
Interest Payable and Other Liabilities	6,238	3,314	3,539

Total Liabilities	508,023	454,077	469,378
Shareholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, none outstanding	-	-	-
Common Stock, no par value:
25,000,000 shares authorized; issued and outstanding -
4,147,199, 4,228,459 and 4,293,374 respectively	44,630	47,054	38,816
Retained Earnings	5,378	436	8,459
Accumulated other comprehensive loss	(471)	(209)	(40)
Total Shareholders' Equity	49,537	47,281	47,235
Total Liabilities and Shareholders' Equity	$ 557,560	$ 501,358	$ 516,613

The accompanying notes are an integral part of these consolidated statements

BWC FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
In thousands except per-share amounts	2005	2004	2005	2004
Interest Income	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loans, including Fees	$ 8,829	$ 6,694	$ 24,155	$ 19,320
Investment Securities:
Taxable	520	479	1,342	1,485
Non-taxable	101	142	381	425
Federal Funds Sold	304	26	549	107
Total Interest Income	9,754	7,341	26,427	21,337

Interest Expense
Deposits	1,308	580	3,249	1,925
Federal Funds Purchased	-	-	4	6
FHLB Borrowings	675	433	1,810	1,216
BWC Mortgage Services	393	178	682	533
Total Interest Expense	2,376	1,191	5,745	3,680

Net Interest Income	7,378	6,150	20,682	17,657
Provision for Credit Losses	-	150	-	975
Net Interest Income After Provision For Credit Losses	7,378	6,000	20,682	16,682

Noninterest Income
BWC Mortgage Services - Commissions	3,485	2,096	8,083	6,850
BWC Mortgage Services - Fees & Other	2,051	885	3,909	2,757
Service Charges on Deposit Accounts	205	232	617	699
Other	345	434	1,100	1,288
Gain/(loss) on Security Transactions	-	7	3	21
Total Noninterest Income	6,086	3,654	13,712	11,615

Noninterest Expense
Salaries and Related Benefits	3,474	2,915	9,572	9,033
BWC Mortgage Services - Commissions	3,179	2,130	7,195	5,625
Occupancy	664	578	1,795	1,729
Furniture and Equipment	267	225	684	625
Other	1,605	1,048	4,510	4,296
Total Noninterest Expense	9,189	6,896	23,756	21,308
BWC Mortgage Services - Minority Interest	551	211	892	775

Income Before Income Taxes	3,724	2,547	9,746	6,214
Provision for Income Taxes	1,395	979	3,755	2,356
Net Income	$ 2,329	$ 1,568	$ 5,991	$ 3,858
Basic Earnings Per Share	$ 0.56	$ 0.36	$ 1.43	$ 0.90
Diluted Earnings Per Share	$ 0.55	$ 0.36	$ 1.41	$ 0.89

Weighted Average Basic Shares	4,170,176	4,301,890	4,198,935	4,301,233
Weighted Average Diluted Share Equivalents
Related to Options	61,030	31,257	58,103	36,150
Weighted Average Diluted Shares	4,231,206	4,333,147	4,257,038	4,337,383

The accompanying notes are an integral part of these consolidated statements

BWC FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY For the periods ending December 31, 2004 and September 30, 2005
In thousands except share amounts				Accumulated
				Other
	Number	Common	Retained	Comprehensive		Comprehensive
	of Shares	Stock	Earnings	Income/(Loss)	Total	Income

Balance, January 1, 2004	3,909,132	$ 39,019	$ 5,305	$ 499	$ 44,823

Net Income as of December 31, 2004	-	-	5,713	-	5,713	5,713
Other Comprehensive Loss, net of tax
benefit of $269	-	-	-	(708)	(708)	(708)
Comprehensive Income	-	-	-	-	-	$ 5,005
Stock options exercised	15,008	197	-	-	197
Repurchase and retirement of shares by the
Corporation	(79,842)	(1,749)	-	-	(1,749)
Cash Dividend Paid	-	-	(1,011)	-	(1,011)
10% stock dividend including payment of
fractional shares	384,161	9,567	(9,571)	-	(4)
Tax benefit from the exercise of stock options	-	20	-	-	20
Balance, December 31, 2004	4,228,459	$ 47,054	$ 436	$ (209)	$ 47,281

Net Income as of September 30, 2005	-	-	5,991	-	5,991	5,991
Other Comprehensive Loss, net of tax
benefit of $288	-	-	-	(262)	(262)	(262)
Comprehensive Income	-	-	-	-	-	$ 5,729
Stock options exercised	30,195	410	-	-	410
Repurchase and retirement of shares by the
Corporation	(111,455)	(2,947)	-	-	(2,947)
Cash Dividend Paid	-	-	(1,049)	-	(1,049)
Tax benefit from the exercise of stock options	-	113	-	-	113
Balance, September 30, 2005 (Unaudited)	4,147,199	$ 44,630	$ 5,378	$ (471)	$ 49,537

The accompanying notes are an integral part of these consolidated statements

BWC FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Nine months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net Income	$ 5,991	$ 3,858
Adjustments to reconcile net income to
net cash provided(used):
Provision for credit losses	-	975
Depreciation on fixed assets	497	515
Amortization and accretion on securities	374	704
(Gain)/loss on sale of securities available-for-sale	(3)	(21)
Increase in BWC Mtg. loans held-for-sale	(6,474)	(23,282)
(Increase)/decrease in accrued interest receivable
and other assets	(1,989)	(614)
Increase/(decrease) in accrued interest payable
and other liabilities	2,924	(206)
Net Cash Provided/(used) by Operating Activities	1,320	(18,071)

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	17,510	16,574
Proceeds from the sales of available-for-sale
investment securities	21,491	28,424
Purchase of investment securities	(40,640)	(44,788)
Loans originated, net of collections	(12,575)	(42,084)
Purchase of bank premises and equipment	(359)	(813)
Net Cash Provided/Used by Investing Activities	(14,573)	(42,687)

FINANCING ACTIVITIES:
Net increase in deposits	38,109	23,211
Increase in Federal Home Loan borrowings	6,296	10,243
Increase in BWC Mortgage Services borrowings	6,617	22,997
Increase in Fed Funds Purchased	-	800
Cash dividends paid	(1,049)	(704)
Proceeds from issuance of common stock	410	119
Cash paid for the repurchase of common stock	(2,947)	(322)
Net Cash Provided by Financing Activities	47,436	56,344

CASH AND CASH EQUIVALENTS:
Increase/(decrease) in cash and cash equivalents	34,183	(4,414)
Cash and cash equivalents at beginning of year	18,988	21,500
Cash and Cash Equivalents at period end	$ 53,171	$ 17,086

ADDITIONAL CASH FLOW INFORMATION:
Interest Paid	$ 5,601	$ 3,674
Income Taxes Paid	$ 2,220	$ 2,628

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2005 and the results of operations for the three months and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

Certain information and footnote disclosures presented in the Corporation’s annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s 2004 10-K. The results of operations for the nine months ended September 30, 2005, and the results of interim periods presented, are not necessarily indicative of the operating results for the full year.

Diluted earnings per share is computed using the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of stock options. All per-share amounts have been restated to reflect the 10% stock dividend given in December 2004.

2:	INVESTMENT SECURITIES

An analysis of the investment security portfolio at September 30, 2005 follows:

In thousands

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U.S. Treasury Securities	$ 264	$ -	$ 6	$ 258
Securities of U.S. Government Agencies	44,470	2	427	44,045
Taxable Securities of State and
Political Subdivisions	18,998	4	251	18,751
Corporate Debt Securities	4,191	-	85	4,106
Total	67,923	6	769	67,160
Held-to-maturity
Obligations of State and Political Subdivisions	14,025	41	105	13,961
Total Investment Securities	$ 81,948	$ 47	$ 874	$ 81,121

In 2005 the Corporation received proceeds from sale of available-for-sale investment securities of

$21,491,000. Gross realized gains/(losses) included in other noninterest income totaled $37,000 and

($34,000), respectively.

The maturities of the investment security portfolio at September 30, 2005 follow

In thousands	Held-to-maturity
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 4,964	$ 4,962	3.64%
After one year through five years	8,442	8,364	3.96%
Over five years through ten years	619	635	5.31%
Total	$ 14,025	$ 13,961	3.92%

	Available-for-Sale
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 18,945	$ 18,840	3.04%
After one year through five years	48,978	48,320	3.71%
Total	$ 67,923	$ 67,160	3.53%

At September 30, 2005 securities with a book value of $17,898,000 were pledged to secure public deposits.

Market value of these same securities on that date was $17,548,000.

3.	ALLOWANCE FOR CREDIT LOSSES

In thousands	For the Nine months Ended September 30,
	2005	2004
Total loans outstanding at end of
period, before deducting allowance
for credit losses (1)	$ 393,073	$ 379,363

Allowance for credit losses at
beginning of period	7,670	6,692

Charge-offs	(293)	(56)
Recoveries	109	216
Net (charge-offs)/recoveries	(184)	160

Provisions	-	975
Allowance for credit losses at
end of period	$ 7,486	$ 7,827
Ratio of allowance for credit
losses to loans	1.90%	2.06%

(1) Excludes BWC Mortgage Services Loans-Held-for-Sale. Due to the low credit risk on these loans,

no reserves are allocated for them.

4.COMPREHENSIVE INCOME

The components of other comprehensive income for the nine months ended September 30, 2005 and 2004 are as follows:

In thousands	2005	2004
Unrealized gain(loss) arising during the period,
net of tax	$ (260)	$ (530)
Reclassification adjustment for net realized
gains of securities available-for-sale included
in net income during the year, net of tax	2	9

Net unrealized gain(loss) included in other
comprehensive income	$ (262)	$ (539)

5.	BUSINESS SEGMENTS

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

Summarized financial information for the periods ended September 30, 2005 and 2004 concerning the Corporation’s reportable segments is shown in the following table.

For the Nine Months
Ended 09/30/2005	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 24,727	$ 1,730	$ (30)	$ 26,427
Commissions Received	-	8,083	-	8,083
Total Interest Expense	5,085	689	(29)	5,745
Salaries & Benefits	7,377	2,195	-	9,572
Commissions Paid	-	7,195	-	7,195
Segment Profit before Tax	8,969	1,784	(1,007)	9,746
Total Assets	$ 534,319	$ 24,742	$ (1,501)	$ 557,560

For the Nine Months
Ended 09/30/2004	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 19,997	$ 1,356	$ (16)	$ 21,337
Commissions Received	-	6,850	-	6,850
Total Interest Expense	3,158	538	(16)	3,680
Salaries & Benefits	7,214	1,819	-	9,033
Commissions Paid	-	5,625	-	5,625
Segment Profit before Tax	5,576	1,551	(913)	6,214
Total Assets	$ 487,039	$ 30,809	$ (1,235)	$ 516,613

For the Three Months
Ended 09/30/2005	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 8,823	$ 946	$ (15)	$ 9,754
Commissions Received	-	3,485	-	3,485
Total Interest Expense	1,993	397	(14)	2,376
Salaries & Benefits	2,494	980	-	3,474
Commissions Paid	-	3,179	-	3,179
Segment Profit before Tax	3,180	1,103	(559)	3,724
Total Assets	$ 534,319	$ 24,742	$ (1,501)	$ 557,560

For the Three Months
Ended 09/30/2004	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 6,897	$ 450	$ (6)	$ 7,341
Commissions Received	-	2,096	-	2,096
Total Interest Expense	1,017	180	(6)	1,191
Salaries & Benefits	2,346	569	-	2,915
Commissions Paid	-	2,130	-	2,130
Segment Profit before Tax	2,346	423	(222)	2,547
Total Assets	$ 487,039	$ 30,809	$ (1,235)	$ 516,613

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

For the Nine months Ended September 30,
In thousands except per-share amounts	2005	2004
Net income, as reported	$ 5,991	$ 3,858
Deduct: Total stock-based compensation expense
determined under the fair-value-based method
for all awards, net of related taxes	116	115
Pro forma net income	$ 5,875	$ 3,743

Basic income per share, as reported	$ 1.43	$ 0.90
Pro forma basic income per share	$ 1.40	$ 0.87

Diluted income per share, as reported	$ 1.41	$ 0.89
Pro forma diluted income per share	$ 1.38	$ 0.86

Weighted Average Basic Shares	4,198,935	4,301,233
Weighted Average Diluted Shares	4,257,038	4,337,383

Adjusted for the 10% stock dividend declared December 2004.

For the Three Months Ended September 30,
In thousands except per-share amounts	2005	2004
Net income, as reported	$ 2,329	$ 1,568
Deduct: Total stock-based compensation expense
determined under the fair-value-based method
for all awards, net of related taxes	39	38
Pro forma net income	$ 2,290	$ 1,530

Basic income per share, as reported	$ 0.56	$ 0.36
Pro forma basic income per share	$ 0.55	$ 0.36

Diluted income per share, as reported	$ 0.55	$ 0.36
Pro forma diluted income per share	$ 0.54	$ 0.35

Weighted Average Basic Shares	4,170,176	4,301,890
Weighted Average Diluted Shares	4,231,206	4,333,147

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

Selected Financial Data - Summary:

The following table provides certain selected consolidated financial data as of and for the three month and nine-month periods ended September 30, 2005 and 2004.

	Quarter Ended	Year to Date
SUMMARY INCOME STATEMENT	September 30,	September 30,

(Unaudited in thousands except share data)	2005	2004	2005	2004
Interest Income	$ 9,754	$ 7,341	$ 26,427	$ 21,337
Interest Expense	2,376	1,191	5,745	3,680
Net Interest Income	7,378	6,150	20,682	17,657
Provision for Credit Losses	-	150	-	975
Non-interest Income	6,086	3,654	13,712	11,615
Non-interest Expense	9,189	6,896	23,756	21,308
Minority Interest	551	211	892	775
EBIT	3,724	2,547	9,746	6,214
Income Taxes	1,395	979	3,755	2,356
Net Income	$ 2,329	$ 1,568	$ 5,991	$ 3,858

Per share:
(Share and share equivalents have been adjusted for the	Quarter Ended	Year to Date
stock dividend granted in December 2004)	September 30,	September 30,

	2005	2004	2005	2004
Basic EPS	$ 0.56	$ 0.36	$ 1.43	$ 0.90
Diluted EPS	$ 0.55	$ 0.36	$ 1.41	$ 0.89
Weighted Average Basic shares	4,170,176	4,301,890	4,198,935	4,301,233
Weighted Average Diluted Shares	4,231,206	4,333,147	4,257,038	4,337,383
Cash dividends	$ 0.09	$ 0.06	$ 0.25	$ 0.18
Book value at period end			$ 11.94	$ 11.00
Ending shares (adjusted for stock dividend
in December 2004)			4,147,199	4,293,374

Financial Ratios:
Return on Average Assets	1.71%	1.26%	1.47%	1.05%
Return on Average Equity	18.89%	13.46%	16.51%	11.20%
Net Interest Margin to Earning Assets	5.38%	5.26%	5.35%	5.08%
Net loan losses (recoveries) to avg. loans	0.00%	-0.01%	-0.05%	-0.05%
Efficiency Ratio (Bank only)	56.52%	61.30%	57.49%	64.49%

SUMMARY BALANCE SHEET
(Unaudited; In thousands)	September 30,
Assets:	2005	2004
Cash and Equivalents	$ 53,171	$ 17,086
Investments	81,185	84,887
Loans	393,073	379,363
Allowance for Credit Losses	(7,486)	(7,827)
BWC Mortgage Services, Loans Held-for-Sale	21,440	28,424
Other Assets	16,177	14,680
Total Assets	$ 557,560	$ 516,613

Liabilities:
Deposits	$ 431,048	$ 393,376
Other Borrowings	70,737	72,463
Other Liabilities	6,238	3,539
Total Liabilities	508,023	469,378
Equity	49,537	47,235
Total Liabilities and Equity	$ 557,560	$ 516,613

General

Prime rate averaged 5.93% during the first nine months of 2005, compared to 4.14% for the first nine months of 2004, an increase of 1.79% between the comparable periods. Due to the Corporation’s asset-sensitive position, the increase in interest rates has resulted in a broadening of the Corporation’s net interest margin which averaged 5.35% for the first nine months of 2005, as compared to 5.08% in 2004. The economy is reflecting strength and growth, and interest rates are projected to continue increasing by measured steps. A stronger economy and higher rates will continue to reflect positively in the Corporation’s performance.

Total assets of the Corporation at September 30, 2005 of $557,560,000 have increased $40,947,000 or 8%, as compared to September 30, 2004. Total loans of $393,073,000 have increased $13,710,000, or 4%, and total deposits plus FHLB long-term borrowings of $480,657,000 have increased $43,686,000, or 10%. Since year-end 2004 the Corporation’s assets have increased 11%, loans increased 3%, and deposits plus FHLB long-term borrowings increased 10%.

The Corporation’s loans-to-deposits plus FHLB borrowings ratio as of September 30, 2005 was 82%, as compared to 87% in 2004 and 87% at year-end 2004.

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

Net Income

Net income for the first nine months in 2005 of $5,991,000 was $2,133,000 more than the first nine months in 2004. BWC Mortgage Services accounted for $553,000 of this, and the Bank the balance. This represented a return on average assets during this period of 1.47% and a return on average equity of 16.51%. The return on average assets during the first nine months of 2004 was 1.05%, and the return on average equity was 11.20%.

Net income for the three months ending September 30, 2005 of $2,329,000 was $761,000 more than the comparable period in 2004. BWC Mortgage Services accounted for $342,000 of this, and the Bank the balance. The return on average assets during the third quarter was 1.71%, and the return on average equity was 18.89%. The return on average assets during the third quarter of 2004 was 1.26%, and the return on average equity was 13.46%.

Earning assets averaged $520,924,000 during the nine months ended September 30, 2005, as compared to $470,462,000 for the comparable period in 2004. Earning assets averaged $555,949,000 during the third quarter of 2005 as compared to $474,409,000 during the third quarter of 2004.

Diluted earnings per average common share were $1.41 for the first nine months of 2005 as compared to $0.89 for the first nine months of 2004. For the third quarter of 2005, diluted earnings per average common share were $0.55 as compared to $0.36 for the third quarter of 2004.

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

Net interest income during the first nine months of 2005 was $20,682,000 or $3,025,000 more than the comparable period in 2004. This was on a net earning-asset base (earning assets less interest-bearing deposits and borrowings) that averaged $37,115,000 more than during the first nine months of 2004 and the prime rate averaged 1.79% more.

Due to the Corporation’s asset-sensitive position, increasing interest rates result in an increase in the Corporation’s net interest margin. The Corporation’s net interest margin averaged 5.35% during the first nine months of 2005 as compared to 5.08% in 2004. The increase in net interest margin is estimated to have resulted in an increase in interest income of $1,343,000 during the first nine months of 2005 as compared to the same period in 2004. This was augmented by the increased interest income related to growth of earning assets, which contributed to an increase over the comparable period of an estimated $1,682,000.

During the third quarter 2005 the Corporation’s net interest margin averaged 5.38% as compared to 5.26% in 2004. The increase in net interest margin is estimated to have resulted in an increase in interest income of $161,000 during the third quarter of 2005 as compared to the same period in 2004. This was augmented by the increased interest income related to growth of earning assets, which contributed an increase over the comparable period of an estimated $1,067,000.

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the nine-month and third quarter periods ended September 30, 2005 and 2004.

	Nine Months			Nine Months
	Ended September 30,			Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
EARNING ASSETS: (1)	Balance	Expense	Rate	Balance	Expense	Rate
Loans (3,4,5)	$ 388,129	$ 22,448	7.73%	$ 355,764	$ 17,975	6.76%
Investment Securities, Fed Funds, Other (2)	112,487	2,272	2.87%	95,517	2,017	3.13%
BWC Mtg Banking – Loans	20,308	1,707	11.24%	19,181	1,345	9.38%
TOTAL EARNING ASSETS	$ 520,924	$ 26,427	6.82%	$ 470,462	$ 21,337	6.13%

INTEREST-BEARING LIABILITIES:	Avg.Volume	YTD Int.	Rate	Avg.Volume	YTD Int.	Rate
Interest-bearing Deposits	$ 267,032	$ 3,249	1.63%	$ 270,874	$ 1,925	0.95%
FHLB & Other Borrowings - Bank	49,846	1,814	4.87%	34,109	1,222	4.79%
BWC Mortgage Services - Borrowings	20,313	682	4.49%	18,861	533	3.78%
TOTAL INTEREST-BEARING LIABILITIES	$ 337,191	$ 5,745	2.28%	$ 323,844	$ 3,680	1.52%

NET INTEREST INCOME	$ 183,733	$ 20,682	5.35%	$ 146,618	$ 17,657	5.08%

	Quarter			Quarter
	Ended September 30,			Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
EARNING ASSETS: (1)	Balance	Expense	Rate	Balance	Expense	Rate
Loans (3,4,5)	$ 391,330	$ 7,895	8.09%	$ 362,586	$ 6,248	6.91%
Investment Securities, Fed Funds, Other (2)	128,690	924	3.11%	90,851	647	3.18%
BWC Mtg Banking - Loans	35,929	935	10.44%	20,972	446	8.53%
TOTAL EARNING ASSETS	$ 555,949	$ 9,754	7.09%	$ 474,409	$ 7,341	6.27%

INTEREST-BEARING LIABILITIES:	Avg.Volume	Quarterly	Rate	Avg.Volume	Quarterly	Rate
Interest Bearing Deposits	$ 274,780	$ 1,308	1.91%	$ 264,017	$ 580	0.88%
FHLB & Other Borrowing - Bank	53,235	675	5.09%	36,098	433	4.81%
BWC Mortgage Services - Borrowings	35,929	393	4.39%	20,648	178	3.46%
TOTAL INTEREST-BEARING LIABILITIES	$ 363,944	$ 2,376	2.62%	$ 320,763	$ 1,191	1.49%

NET INTEREST INCOME	$ 192,005	$ 7,378	5.38%	$ 153,646	$ 6,150	5.26%

1.	Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.	Rates are calculated on a fully tax-equivalent basis where appropriate (2005 and 2004 Federal Statutory Rate was 34%).
3.

Nonaccrual loans of $0 and $0 as of September 30, 2005 and 2004 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

4.	Average loans are net of average deferred loan origination fees of $1,579,000 and $1,615,000 in 2005 and 2004, respectively.
5.	Loan interest income includes loan origination fees of $2,563,000 and $2,450,000 in 2005 and 2004, respectively.

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

The ratio of the allowance for credit losses to total loans as of September 30, 2005 was 1.90%, as compared to 2.06% for the period ending September 30, 2004. The reason for the decrease in this ratio is that the Corporation has not been making additional provisions to the allowance during 2005. This strategy was disclosed in the Corporation’s financial reports in June 2004 because of improving credit conditions and reduced expectations of losses. This strategy will continue until credit conditions or loan growth requires resumption of provisions. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for loan losses. As of September 30, 2005 it had $6,158,000 in allocated allowance and $1,328,000 in unallocated allowance. The Corporation’s management believes that the amount of unallocated allowance is reasonable due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net losses of $184,000 during the first nine months of 2005 as compared to net recoveries of $160,000 during the comparable period in 2004.

The following table provides information on past-due and nonaccrual loans:

	September 30,	September 30,
	2005	2004
Loans Past-due 90 Days or More	$ 13,000	$ 6,000
Nonaccrual Loans	-	-
Total	$ 13,000	$ 6,000

As of September 30, 2005 and 2004, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2005 remains uncollected. Interest foregone on nonaccrual loans was approximately $0 and $0 as of September 30, 2005 and 2004, respectively.

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

•

An appraisal will be considered “current” for the initial assessment of a loan under FASB 114, if it is less than nine months old. In subsequent annual assessments the appraisal may not be older than twelve months. Where we are assessing accounts or notes receivable we should order a receivables audit to assist in the initial assessment and refresh it every nine months.

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

Noninterest Income

Noninterest income during the first nine months of 2005 was $2,097,000 more than during the comparable period of 2004. BWC Mortgate Services noninterest income increased $2,385,000 as compared to 2004, whereas the Bank was $288,000 less. During 2004 the Bank had gains from the sale of SBA loans, which it has not had, as yet, during 2005. BWC Mortgage Services’ performance is a reflection of a strong market for mortgages, especially during the third quarter of 2005.

Service charges on deposit accounts decreased $82,000 from the comparable period in 2004, primarily related to the Corporation’s marketing strategy of offering free checking services.

Other noninterest income was $188,000 less than during the first nine months of 2004. During 2004 the Corporation had gains from the sale of SBA loans of $232,000, whereas during 2005 no SBA loan sales have been made.

There were net gains on securities available-for-sale of only $3,000 during the first nine months of 2005 as compared to losses of $21,000 during the comparable 2004 period.

During the third quarter of 2005 noninterest income from BWC Mortgage Services was $2,555,000 more than the comparable period in 2004. The mortgage banking activities of BWC Mortgage Services has grown and was operating in strong markets in the third quarter of 2005.

Service charges by the Bank reflect a decrease of $27,000 from the prior year quarter and noninterest income from all other sources was off $89,000, as compared to the third quarter of 2004, due to gains on the sale of SBA loans during 2004 of $124,000 and no sales during 2005.

Noninterest Expense

Noninterest expense during the first nine months of 2005 was $2,448,000 greater than during the comparable period in 2004. BWC Mortgage Services Commission noninterest expense increased $2,374,000 from the prior year. All categories listed under noninterest expense include consolidated expenses from BWC Mortgage Services. This is related to their growth and the positive mortgage banking market they operated in during the first nine months of 2005.

Salaries and related benefits were $539,000 greater during the first nine months of 2005 as compared to 2004. Of this increase, BWC Mortgage Services accounted for $376,000 and the Bank accounted for the balance. The Bank’s staff averaged 114 full-time equivalent (FTE) persons during the first nine months of 2005 as compared to 119 during 2004. The increase in Bank salaries is related to merit increases and bonus provisions. The increase in salary expense for BWC Mortgage Services is related primarily to their growth in staff which was 61 as of September 30, 2005 as compared to 27 for the same period in 2004.

Occupancy expense increased by $66,000 over the comparable period in 2004. This was related to increases in rental expense and for general operating and maintenance expense.

Total furniture and equipment expenses increased by $59,000 as compared to the 2004 period, most of which is related to purchase of additional computer and network equipment, as well as expenses related to development of a network backup (disaster recovery) site.

Other expenses reflect an increase of $214,000 between the respective periods. Other expenses of BWC Mortgage Services increased $285,000 during this period, related to their growth and activities, whereas the Bank and Corporate other expense decreased $71,000.

During the third quarter of 2005 the Corporation’s noninterest expense increased $557,000 over the comparable quarter of 2004. BWC Mortgage Services’ noninterest expenses accounted for $553,000 during this same period. The Bank’s noninterest expense increased a modest $4,000 as compared to the third quarter of the prior year. The increase in other expenses by BWC Mortgage Services is related to their growth and activity during this period.

The table below details the major components of Other Expense:

Other - Noninterest Expense Detail	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Marketing & Business Development	$ 159	$ 132	$ 412	$ 374
Data Processing & IT Expenses	208	225	649	672
Professional Fees	186	255	646	670
Communication - Telephone & Postage	194	154	513	481
Office Supplies	113	84	285	252
All Other Noninterest Expense	745	198	2,005	1,847
Other - Noninterest Expense	$ 1,605	$ 1,048	$ 4,510	$ 4,296

Other Real Estate Owned

As of September 30, 2005 the Corporation had no Other Real Estate Owned assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at September 30, for both 2005 and 2004. The FDIC has also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation’s risk-based capital ratios and leverage ratio as of September 30, 2005, December 31, 2004, and September 30, 2004.

				Minimum	Minimum
	September 30,	December 31,	September 30,	Regulatory	for Well
	2005	2004	2004	Requirements	Capitalized
Tier 1 capital	10.67%	10.42%	10.65%	4.00%	6.00%
Total capital	11.89%	11.65%	11.87%	8.00%	10.00%
Leverage ratio	9.21%	9.22%	9.49%	3.00%	5.00%

The Company’s total shareholders’ equity increased $2,256,000 from December 31, 2004, due primarily to earnings, which was reduced by the repurchase and retirement of approximately $3,000,000 of our stock and by an increase in the Corporation’s comprehensive loss adjustment of $262,000. From September 30, 2004, shareholders’ equity increased $2,302,000. Shareholders’ equity was 8.9% of total assets as of September 30, 2005, 9.4% as of December 31, 2004, and 9.1% as of September 30, 2004.

The market value of available-for-sale securities was $763,000 less than cost at September 30, 2005, and $342,000 less than cost on December 31, 2004, and $68,000 less than cost on September 30, 2004. These changes are a result of changes in market interest rates, which resulted in unrealized losses in the investment portfolio as of September 30, 2005, December 31, 2004, and September 30, 2004. In the event market interest rates increase, the market value of the Company’s investment portfolio may decrease and vice versa in the event of rate decreases. Because changes in the market value of available-for-sale securities are a component of other comprehensive income within stockholders’ equity, a decrease in market value of securities would negatively impact stockholders’ equity. The Company performs a quarterly simulation analysis of changes in the market value of the investment portfolio given a 200-basis-point change in interest rates. The latest analysis indicated a decrease in market value of approximately $2,815,000, given a 200-bp increase in rates ,and an increase of $2,818,000 in market value, given a 200-bp decrease in rates. Only if the entire portfolio of available-for-sale securities were liquidated would the above impacts be realized. The Corporation purchases securities to provide a constant stream of maturities to meet normal liquidity needs. On occasion, some sales may take place for temporary liquidity needs; however, it is highly unlikely that a significant portion of available-for-sale securities would ever be liquidated prior to maturity. In addition, the Company would continue to be well in excess on capital adequacy requirements in the event the Company would be required to liquidate these securities for unforeseen liquidity needs.

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

An additional liquidity source began during the third quarter of 2003 with the creation of mortgage banking services provided through BWC Mortgage Services. This activity, supported by borrowings under lines-of-credit, created a pre-sold pool of mortgages reflected on the balance sheet as “Loans Held-for-Sale”. The average duration of these loans is three weeks before they are converted to cash and therefore it represents a source of liquidity for the Corporation. As of September 30, 2005, Loans Held-for-Sale represented 3.8% of total assets. This ratio was 3.0% and 5.5% on December 31, 2004, and September 30, 2004, respectively.

Cash, investment securities, loans held-for-sale, and other temporary investments represent 28% of total assets at September 30, 2005, 23% at December 31, 2004, and 25% of total assets at September 30, 2004.

Core deposits, the most significant source of funding, comprised approximately 73% of funding sources as of September 30, 2005, 74% on December 31, 2004, and 72% on September 30, 2004.

Cash flows from financing activities contributed significantly to liquidity. As indicated on the Company’s Consolidated Statement of Cash Flows, net cash from financing activities provided $47,436,000 during the first nine months of 2005, and $56,344,000 during the same period in 2004. The majority of the Company’s funding comes from customer deposits within its operating region. Customer deposits provided $38,109,000 for the nine months ended September 30, 2005, compared to $23,211,000 for the period ending September 30, 2004. Borrowing activities also provide a source of funding and, in the period ending September 30, 2005, contributed $12,913,000 during the first nine months of 2005 as compared to $33,240,000 for the period ending September 30, 2004. Another important source of liquidity is investments in federal funds and other short-term investments and the Company’s securities portfolio. The Company maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $39,001,000 for the nine months ending September 30, 2005 compared to $44,998,000 for the period ending September 30, 2004. Other than investing and financing activities, the balance of the funds provided/used were in operating activities, which for the nine months ended September 30, 2005 provided $1,320,000 compared to $18,071,000 used for the period ending September 30, 2004. The most significant operating activity is in mortgage banking services provided through BWC Mortgage Services. This is an operating activity in mortgage banking since this represents short-term funding of pre-sold loans to speed the cash flow of the operations. These loans are not being funded as an investment.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $30,000,000. In addition, the Corporation has approximately $45,904,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the financial holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The primary sources of funding for the holding company include dividends and returns of investment from its subsidiaries. During the first nine months of 2005 the Corporation received $410,000 from the exercise of stock options. During the first nine months of 2004 the Corporation received $119,000 from the exercise of stock options. The subsidiaries of the Corporation declared dividends to the holding company in the first nine months of 2005 and 2004 of $1,500,000, and $0, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first nine months of 2005 and 2004 of $6,106,000, and $3,996,000, respectively. As of January 1, 2005, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $13,410,000, versus $13,318,000 at January 1, 2004. The subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows, may not represent cash immediately available to the holding company.

Quantitative and Qualitative Disclosures about Market Risk

Movement in interest rates can create fluctuations in the Corporation’s income and economic value due to an imbalance in the re-pricing or maturity of assets or liabilities. The components of interest-rate risk which are actively measured and managed include: re-

pricing risk and the risk of non-parallel shifts in the yield curve. Interest-rate risk exposure is actively managed with the goal of minimizing the impact of interest-rate volatility on current earnings and on the market value of equity.

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities, and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of September 30, 2005, estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,522,000, which was 5.52% of 2005 annualized net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of September 30, 2005. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

The Corporation’s interest-rate risk as of September 30, 2005, was consistent with the interest-rate exposure presented in the Corporation’s 2004 10-K and was within the Corporation’s risk policy range.

Repricing within:	3	3-6	12	1-5	Over 5
In thousands	Months	Months	Months	Years	Years	Totals
Assets:
Federal Funds Sold & Short-term
Investments	$ 31,534	$ -	$ 100	$ -	$ -	$ 31,634
Investment securities	3,687	6,464	13,652	56,763	619	81,185
Construction & Real Estate Loans	134,499	38,503	6,242	17,549	41,388	238,181
Commercial Loans	66,455	14,989	699	3,938	3,848	89,929
Installment Loans	45,440	8	10	36	-	45,494
Leases	1,451	3,506	3,883	10,629	-	19,469
BWC Mortgage Loans Held-for-Sale	21,440	-	-	-	-	21,440
Interest-bearing assets	$ 304,506	$ 63,470	$ 24,586	$ 88,915	$ 45,855	$ 527,332

Liabilities:
Money market accounts	$ 88,791	$ 88,792	$ -	$ -	$ -	$ 177,583
Time deposits <$100,000	1,700	10,646	7,611	2,127	-	22,084
Time deposits >$100,000	4,010	9,820	6,079	2,502	-	22,411
Federal Home Loan Bank Borrowings	106	535	657	13,253	35,058	49,609
BWC Mortgage Services Borrowings	21,128	-	-	-	-	21,128
Interest-bearing liabilities	$ 115,735	$ 109,793	$ 14,347	$ 17,882	$ 35,058	$ 292,815

Rate-sensitive gap	$ 188,771	$ (46,323)	$ 10,239	$ 71,033	$ 10,797	$ 234,517
Cumulative rate-sensitive gap	$ 188,771	$ 142,448	$ 152,687	$ 223,720	$ 234,517

Cumulative rate-sensitive ratio	2.63	1.63	1.64	1.87	1.80

ITEM 4.	Controls and Procedures:

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation’s periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13(a)-15(f), occurred during the fiscal quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

An $0.09 per share cash dividend was declared by the Board of Directors July 26, 2005, to Shareholders of Record as of August 8, 2005.

The registrant furnished a report on form 8-K dated October 13, 2005, which contains a press release announcing financial results for the quarter and year-to-date ended September 30, 2005.

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

BWC FINANCIAL CORP.
(Registrant)

November 4, 2005

__________________	_________________________________
Date	James L. Ryan
Chairman and Chief Executive Officer

November 4, 2005

_________________	________________________________
Date	Leland E. Wines
CFO and Corp Secretary

Certification:

I, James L. Ryan, Chairman and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

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

Date: November 4, 2005

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

Date: November 4, 2005

Leland E. Wines

EVP/CFO

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: November 4, 2005

________________________

JAMES L. RYAN

Chairman and CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: November 4, 2005

________________________

LELAND E. WINES

EVP/CFO and Corp. Secretary

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