Form 10-K
period 2005-12-31
BWC FINANCIAL CORP
filed 2006-03-31
CIK 353650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

_X_	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0-10658

BWC FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

California	94-2621001
(State of other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)

1400 Civic Drive, Walnut Creek, California 94596

(Address of principal executive offices)

925-932-5353

Registrant's telephone number, including area code:

NONE

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

Name of each exchange on which registered

NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 126-2 of the Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2005: $51,892,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 6, 2005 was 4,128,829

Documents Incorporated by Reference

None

PART I

Certain statements contained in this Annual Report on Form 10-K ("Annual Report"), including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar impact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Corporation operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Corporation’s business, economic, political and global changes. The Corporation disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Bank operates an SBA (Small Business Administration) lending department and a leasing division. Both of these areas of the Bank add to the Corporation’s range of services to its clients.

The Bank is not at this time authorized to conduct trust business and has no present intention to apply to regulatory authorities to do so. Although the Bank does not directly offer international banking services, it does make such services available to its customers through other financial institutions with which it has correspondent banking relations.

The Corporation also operates, through its subsidiary, BWC Real Estate, a joint venture brokerage service called "BWC Mortgage Services". This brokerage division not only provides long-term mortgage placement services for the Bank's construction loan clients but also for non-clients seeking long-term mortgage financing. The long-term financing is placed through the most competitive mortgage investors available in the market. In 2003 BWC Mortgage Services added mortgage banking to its services.

In accordance with standard accounting practices, 100% of the assets, liabilities, income and expense of the Corporation’s business segment (BWC Mortgage Services) are included in these consolidated financial reports. Net income before income taxes is then reduced by the portion of income belonging to the minority interest.

During 2005 net interest income of the Corporation (before minority interest allocation) was $28,349,000, of which the Bank accounted for $27,038,000, or 95%, and the balance by BWC Mortgage Services. In 2004 net interest income was $24,261,000, of which the Bank accounted for $23,094,000, also 95%. In 2003 net interest income was $22,060,000, of which the Bank accounted for $21,800,000, or 99%. BWC Mortgage Services began mortgage banking services during the second quarter of 2003.

The Corporation’s net income before tax in 2005 was $14,066,000, of which the Bank contributed $12,967,000, or 92% and (after minority interest allocation) the balance by BWC Mortgage Services. In 2004 net income before tax was $9,157, 000, of which the Bank contributed $8,289,000, or 91%, and the balance by BWC Mortgage Services. In 2003 net income before tax was $7,637,000, of which the Bank contributed $6,552,000, or 86%, and the balance by BWC Mortgage Services.

See Note 17 for more information on the business segments of the Corporation.

Availability of Financial Information

The Corporation files its financial reports with the Securities and Exchange Commission (SEC), which include the 10-K, 10-Q, 8-K, Form 4 and Form 5. The public may access these reports at the SEC website, www.sec.gov. The Bank also maintains a website with certain Corporate financial information (annual and quarterly summary reports), located at www.bowc.com. There is also a direct link from this website to the SEC location containing all SEC Corporate filings. This link is in “Investor Information - BWC Financial Corp” followed by “Official Filings of the Corporation”. Reports may be printed or downloaded at no charge from the SEC website.

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

Competition

The banking business in the Bank's primary service area, consisting of Contra Costa County, southern Solano County, northern Alameda County and the San Jose area of Santa Clara County, is highly competitive with respect to both loans and deposits. The area is dominated by the major California banks, all of which have multiple branch offices throughout our defined service area. Additionally, there are many thrifts representing most of the major thrift institutions operating in the California market. There are also a number of other independent banks that are a source of competition due to the similarity of the market served.

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

Employees

At December 31, 2005, the Bank employed an FTE of 118. At the present time there are no employees directly employed by BWC Financial Corp. or by its mortgage subsidiary, BWC Real Estate. There are 49 employees and approximately 115 agents working for the joint venture, BWC Mortgage Services.

Effect of Governmental Policies and Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities which affect short term rates such as the Fed Funds rate, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on the Bank of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, the California legislature and before various bank regulatory and other professional agencies. See "Financial Services Modernization Legislation," and "Sarbanes-Oxley Act of 2002."

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

Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

The Corporation is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (SEC).

The Bank

The Bank is chartered under the laws of the State of California and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the California Department of Financial Institutions (DFI) and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefit accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

Premiums for Deposit Insurance

Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Corporation’s earnings, depending on the amount of the increase.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on the Corporation’s condition since it would result in the revocation of the Bank's charter and the cessation of its operations as a going concern.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is among the most far-reaching U.S. securities legislation enacted. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, (the "Exchange Act"). The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, other related rules, and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;
•

expansion of the power of the Audit Committee, including the requirements that the Audit Committee: (i) have direct control of the outside auditor; (ii) be able to hire and replace the auditor; and (iii) approve all non-audit services performed by the outside auditors;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients and pre-approval by the Audit Committee of non-audit related services;

•	certification of financial statements and internal controls over financial reporting by the chief executive officer and the chief financial officer;
•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black-out periods;
•	increased protection for whistleblowers and informants;
•	disclosure of off-balance sheet transactions;
•	expedited filing requirements for ownership reports by officers and directors;
•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
•	"real time" filing of periodic reports; and
•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002, and provisions which will become effective within 30 days to two years from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. The Corporation has implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of financial statements. A significant portion of the remaining items in the new legislation became effective during 2004. The Corporation is currently evaluating what impacts the new legislation and its implementing regulations will have upon its operations, including a likely increase in certain outside professional costs.

Financial Services Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility to structure such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

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

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Financial Services Modernization Act (CRA) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence community’s abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money-laundering and financial-transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Transactions between Affiliates

Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.

Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Corporation is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

•	to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
•	to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

•	a loan or extension of credit to an affiliate;
•	a purchase of, or an investment in, securities issued by an affiliate;
•	a purchase of assets from an affiliate, with some exceptions;
•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•

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

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance." At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

Accounting Changes

From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Corporation’s financial statements. For a description of the recent pronouncements applicable to the Corporation, see the Notes to the Financial Statements included in Item 8 of this Report.

ITEM 1 A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our profitability is dependent upon the health of the markets in which we operate.

We operate primarily in Contra Costa County, southern Solano County, northern Alameda County and the San Jose area of Santa Clara County and, as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income.

As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices. To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Our current growth strategies involve internal growth from our current offices and the addition of new branch offices over time, so that the additional overhead expenses associated with these openings is absorbed prior to opening other new offices.

We must compete with other banks and financial institutions in all lines of business.

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings institutions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions we are and are able to provide customers with an alternative to traditional banking services. In addition, there is an increased importance on remaining current on technological changes because such technological advances may diminish the importance of depository institutions and financial intermediaries in the transfer of funds between parties.

Increased competition in our market and market changes, such as interest rate changes, force management to better control costs in order to absorb any resultant narrowing of our net interest margin, i.e., the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Without effective management and cost controls, net income may be adversely impacted by changing conditions and competition.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of net interest margin. Like most banking institutions, our net interest margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of investment terms and the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by external parties as well as external auditors. However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.

The majority of the bank’s loan portfolio is invested in construction real estate, commercial real estate, general commercial and consumer lending. The maximum amount of the commercial loans we can offer is smaller than loans that our national and regional competitors with larger lending limits can offer. While there is little demand for loans over our legal lending limit, we can and have engaged in participation loans with other financial institutions to respond to customer requirements. However, there are some loans and relationships that we cannot effectively compete for due to our size. Our lending activity and the risks commonly associated with such lending are further described in the “Business” section included under Item 1 of Part I of this Form 10-K.

Our allowance for loan losses must be managed to provide a sufficient amount to absorb potential losses in our loan portfolio.

We established our allowance for loan losses in consultation with management and external auditor recommendations, and maintain it at a level considered adequate by management to absorb potential loan losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.86%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Our continued pace of growth may require us to raise additional capital in the future, which may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, our growth rate may create a need for additional capital from the capital markets. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. There may not always be capital available or available on favorable terms. These conditions may alter our strategic direction and require us to manage our growth to remain within capital limits by relying solely on our earnings for capital formation, thereby materially reducing our growth rate.

Our ability to attract and retain management and key personnel may affect future growth and earnings.

Much of our success to date has been influenced strongly by our ability to attract and retain management experienced in banking and financial services who are familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, office managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.

Technology is continually changing and we must effectively implement new technologies.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner, through association with leading technology vendors. We must continue to make substantial investments in technology which may affect our net income.

There is a limited trading market for our common shares, and shareholders may not be able to resell shares at or above the price shareholders paid for them.

The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot ensure volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial and construction) is a large portion of our loan portfolio. These categories constitute $245,427,000, or approximately 61% of our total loan portfolio as of December 31, 2005. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2005, residential construction loans, including land acquisition and development, totaled $126,098,000 or 31%, of our total loan portfolio. This was comprised of 22 % owner-occupied and 78% speculative construction and land loans. Construction, land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures and by limiting the amount of construction development lending.

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None

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

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Corporation’s Common Stock trades on the Nasdaq National Market under the symbol “BWCF.”

The following table summarizes those trades of the Corporation’s Common Stock on NASDAQ, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 2004. The closing price on December 31, 2005 was $35.58, compared to the close one year earlier of $23.50. At December 31, 2005, BWC Financial Corp. had 329 shareholders of record plus approximately 649 street-named shareholders. At December 31, 2004, BWC Financial Corp. had 342 shareholders of record plus approximately 500 street-named shareholders.

The shareholders of BWC Financial Corp. will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. There are no preferred shares outstanding at this time.

During 2005, two quarterly dividends were paid at $0.08 per share and two at $0.09 per share. During 2004, three quarterly dividends were paid at $0.06 per share and one at $0.08 per share. It is anticipated that cash dividends will be declared on a quarterly basis in the future.

2005	2004
1st Quarter $21.65 - $25.76	2nd Quarter $24.83 - $25.84	1st Quarter $17.60 - $21.47	2nd Quarter $18.68 - $23.33
3rd Quarter $24.60 - $31.32	4th Quarter $27.67 - $36.50	3rd Quarter $17.88 - $20.26	4th Quarter $19.38 - $23.64

Stock prices have been adjusted for dividends and splits.

Transfer Agent

American Stock Transfer and Trust Company (AST) serves as the Corporation’s transfer agent. Shareholder inquiries regarding holdings of BWC Financial Corp. can be directed to:

American Stock Transfer and Trust Company

59 Maiden Lane

New York, NY 10038

Tel: 1-800-937-5449

or online at: www.amstock.com

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Board of Directors of the Bank adopted the 1990 Incentive Stock Option Plan (the “1990 Plan”) which was approved by shareholders in May 1990, and the Board of Directors of the Bank adopted the 2000 Stock Option Plan (the "2000 Plan") which was approved by shareholders in May 2000. The 1990 Plan terminated on April 17, 2000, although options granted under the 1990 Plan remain outstanding. More information regarding activity occurring in the Bank’s equity compensation plan is contained in the Corporation’s 2006 Proxy Statement. The table below summarizes the Corporation’s Equity Compensation Information.

Equity Compensation Plan Information			Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price	equity compensation plans
	exercise of	of outstanding	(excluding securities
Plan category	outstanding options	options	reflected in column (a))
	(a)	(b)	(c )
Equity compensation plans approved
by security holders	156,267	$18.97	463,057
Equity compensation plans not
approved by security holders	none
Total	156,267	$18.97	463,057

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information with respect to any purchase made by or on behalf of the issuer or any affiliated purchaser.

Period	(a) Total	(b) Average	(c)Total Number	(d)Maximum Number
	Number of	Price Paid	of Shares	of Shares that May
	Shares	per Share	Purchased as	Yet Be Purchased
	Purchased		Part of Publicly	Under the Plan
			Announced Plans
			or Programs

March-05	6,500	$ 25.00	-	-
April-05	31,105	$ 25.88	-	-
May-05	8,700	$ 25.88	-	-
June-05	33,033	$ 25.58	-	-
September-05	32,137	$ 28.30	-	-
October-05	20,700	$ 30.00	-	-
	132,175	$27.00

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for the five years ended December 31, 2005. The summary is followed by management's discussion and analysis of the significant changes in income and expense presented therein. This information should be read in conjunction with the consolidated financial statements and notes related thereto appearing elsewhere in this report.

(In thousands except share data)
Summary of Earnings	2005	2004	2003	2002	2001
Interest Income	$ 36,088	$ 29,541	$ 26,312	$ 25,416	$ 30,879
Interest Expense	7,739	5,280	4,252	5,003	8,591
Net Interest Income	28,349	24,261	22,060	20,413	22,288
Provision for Credit Losses	-	975	1,500	1,200	1,600
Net Interest Income after Provision
for Credit Losses	28,349	23,286	20,560	19,213	20,688
Noninterest Income	19,167	15,327	17,377	11,692	9,054
Noninterest Expense	32,230	28,443	29,128	22,745	20,386
Minority Interest	1,220	1,013	1,172	970	695
Income before Income Taxes	14,066	9,157	7,637	7,190	8,661
Provision for Income Taxes	5,420	3,444	2,838	2,602	3,197
Net Income	$ 8,646	$ 5,713	$ 4,799	$ 4,588	$ 5,464
Per Share:(1)
Net Income - basic	$ 2.07	$ 1.33	$ 1.11	$ 1.10	$ 1.32
Net Income - diluted	$ 2.04	$ 1.32	$ 1.11	$ 1.05	$ 1.20
Weighted ave. shares for Basic E.P.S.	4,182,661	4,280,595	4,315,772	4,182,243	4,154,059
Weighted ave. shares for Diluted E.P.S.	4,243,315	4,316,256	4,336,572	4,372,727	4,559,076
Book value at period end	$ 12.37	$ 11.18	$ 10.42	$ 9.59	$ 9.29
Tangible book value at period end	$ 12.04	$ 10.95	$ 10.34	$ 9.60	$ 8.39
Ending Shares	4,128,829	4,228,459	4,300,045	4,379,607	4,116,083
Cash Dividends per Common Share	$ 0.34	$ 0.26	$ 0.12	$ -	$ -
Dividend Payout Ratio	16.46%	17.70%	8.89%	0.00%	0.00%
Summary Balance Sheets at December 31
Cash and Due from Banks	$ 16,511	$ 10,315	$ 17,959	$ 20,993	$ 15,016
Federal Funds Sold	-	8,500	3,470	2,000	6,000
Other Short-term Investments	143	173	71	36	33
Investment Securities	106,704	80,066	86,655	71,105	86,709
Loans, Net	395,479	373,012	330,427	303,583	276,064
BWC Mortgage Services Loans Held-for-Sale	7,274	14,966	5,142	-	-
Other Assets	15,686	14,326	13,432	11,749	11,235
Total Assets	$ 541,797	$ 501,358	$ 457,156	$ 409,466	$ 395,057

Noninterest-bearing Deposits	$ 149,715	$ 131,252	$ 123,496	$ 99,175	$ 87,172
Interest-bearing Deposits	271,461	261,687	246,669	241,778	253,297
Federal Home Loan Bank Borrowings	56,307	43,313	33,352	23,622	12,955
BWC Mortgage Services Borrowings	7,210	14,511	5,071	-	-
Federal Funds Purchased	1,500	-	-	-	-
Other Liabilities	4,516	3,314	3,745	2,892	3,381
Shareholders' Equity	51,088	47,281	44,823	41,999	38,252
Total Liabilities and
Shareholders' Equity	$ 541,797	$ 501,358	$ 457,156	$ 409,466	$ 395,057
Financial Ratios:
Return on Average Assets	1.61%	1.15%	1.09%	1.13%	1.45%
Return on Average Equity	17.69%	12.39%	11.14%	11.59%	14.97%
Average Shareholders' Equity to Average Assets	9.12%	9.27%	9.76%	9.78%	9.70%
Net interest margin (taxable equivalent)	5.67%	5.16%	5.30%	5.43%	6.36%
Net loan losses to average loans	0.05%	0.00%	0.24%	0.22%	0.46%
ALLL as % of total loans	1.86%	2.01%	1.98%	2.08%	2.01%
Efficiency ratio (Bank)	55.49%	62.80%	66.30%	66.37%	60.08%

(1) All share and per-share amounts give effect to the 10% stock dividends in December 2004 and 2003, July 2002 and June 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

2005

Beginning in July of 2004, the Federal Reserve began raising the rates, by quarter-point intervals. The prime rate had been at a 40-year low of 4.00% since June 30, 2003. By the end of 2004 the prime rate had risen by 1.25% to 5.25%. By the end of 2005 the prime rate had risen an additional 2.00% to 7.25%. Commensurate with this, because of the asset-sensitive position of the Bank, its net interest spread improved from a low of 4.70% in June, 2004 to 5.40% by December of that year. By December of 2005 the Bank’s net interest spread was 5.87%. Most of the economic news during 2005 was positive, with increases in real GNP, employment and sales.

The housing sector continued to be a strong contributor to our economy during 2005, although there are current indications of softening in this sector. UCLA Anderson Forecast calls for the median sales prices for a Bay Area home to increase from 5 to 7 percent in 2006. At the same time, it forecasts that sales volumes will drop by 5 to 7 percent. Home appreciation has slowed in the majority of the country’s 50 largest housing markets, yet another sign of a slowing market. We believe that a soft landing will take place in the housing market, based on the continued strength of the economy, an outlook that is in line with that of most analysts. What we are seeing is a slowing of appreciation, not a reversal of a trend.

The Bay Area economy continued to strengthen during 2005 and is projected to continue strong during 2006. Unemployment is low, corporate profits are up, and investors have a great deal of confidence that inflation is under control. Industrial production is expected to continue improving along with exports in 2006. The high tech industry is showing resurgence in job growth in both electronic equipment manufacturing and software development.

On the negative side, high energy costs, a slowdown in consumer spending and over-inflated home prices present sizable downside risks. The most significant threat to our Corporation’s growth and margins continues to be increasing competition in our marketplace. A number of new financial institutions have started up and will be aggressive in lending and deposit gathering.

There are signs that the Fed is reaching the top in interest rate increases. As long as the fear of recession remains small and the economy is not overheated, it is unlikely the Fed will increase rates much over their current levels. Two main goals of the Federal Reserve, through its fiscal activities, are (1) keep inflation under control, and (2) stimulate long-term growth. These two objectives always involve a balancing act.

During 2005, BWC Financial Corp. experienced a growth of approximately 8.1% in total assets from the prior year. Gross loans increased 5.9%, deposits increased 7.2%, and net income was up 51% from the prior year.

The Corporation’s mortgage servicing joint venture, BWC Mortgage Services, had a strong year with net income up $413,000 over 2004. The Corporation receives 50% of the pre-tax income generated by BWC Mortgage Services.

BWC Mortgage Services has established lines of credit with third-party providers for the purpose of funding sold loans to reduce the time it takes to close mortgages for borrowers. The loans held-for-sale are generally on the books for approximately two weeks and carry virtually no credit risk to the Corporation. For this reason, these loans are reported as a separate line item below the loans and reserves of the Corporation and are evaluated separately in determining the allowance for credit losses. Interest income and fees associated with these loans are included in the “Loans, including Fees” section of the Corporation’s income statement.

The following table shows key financial ratios for the Corporation for the years indicated:
	For the Year Ended December 31,
	2005	2004	2003
Return on average assets	1.61%	1.15%	1.09%
Return on average shareholders' equity	17.69%	12.39%	11.14%
Cash dividend payout ratio	16.46%	17.70%	8.89%
Average shareholders' equity as % of:
Average total assets	9.12%	9.27%	9.76%
Average total deposits	11.72%	12.63%	11.80%

Results of Operations

Net Income

Net income in 2005 was $8,646,000, which reflects a return on average assets of 1.61% and a return on average equity of 17.69%. The Corporation’s average earning assets increased $28,949,000, or 8%, during 2005 as compared to 2004.

Net income in 2004 was $5,713,000, which reflects a return on average assets of 1.15% and a return on average equity of 12.39%. The Corporation’s average earning assets increased $55,341,000, or 13%, during 2004 as compared to 2003.

Net income in 2003 was $4,799,000, which reflects a return on average assets of 1.09% and a return on average equity of 11.14%. The Corporation’s average earning assets increased $32,988,000, or 8%, during 2003 as compared to 2002.

Net Interest Margin

Net interest margin is the ratio of net interest income divided by average earning assets.

The Corporation’s net interest margin for 2005 averaged 5.67%, which represents a .51% increase from the margin earned during 2004. During 2005 the prime rate averaged 6.19%, or 1.85% more than during 2004. At the end of 2005 the prime rate stood at 7.25%, up a full 2% from the prior yearend. Coupled with growth, this rate increase resulted in an increase in net interest income of $4,088,000 over 2004.

The Corporation’s net interest margin for 2004 averaged 5.16%, which represents a .14% decrease from the margin earned during 2003. During 2004 the prime rate averaged 4.34%, or 0.21% more than during 2003. Beginning in July of 2004, the Federal Reserve began raising the rates, by quarter-point intervals. The prime rate had been at a 40-year low of 4.00% since June 30, 2003. By the end of 2004 the prime rate had risen by 1.25% to 5.25%. Commensurate with this, because of the asset-sensitive position of the Bank, its net interest spread improved from a low of 4.70% in June to 5.40% in December.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:

The following is an analysis of net interest earnings for the years ended December 31.

EARNING ASSETS		2005			2004			2003
In thousands		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)

Federal Funds Sold	$ 25,513	$ 858	3.32%	$ 12,424	$ 153	1.23%	$ 13,258	$ 142	1.08%
Other Short-Term Investments	144	4	2.82%	104	2	1.61%	83	1	0.96%
Investment Securities:
U.S. Treasury Securities	260	8	3.07%	272	8	2.93%	257	7	2.87%
Securities of U.S.
Government Agencies	37,394	1,318	3.53%	28,600	769	2.68%	23,897	794	3.32%
Obligations of States &
Political Subdivisions (2)	33,498	1,045	3.85%	37,017	1,171	3.93%	29,767	1,187	4.79%
Corporate Securities	7,894	262	3.31%	16,316	601	3.67%	17,100	664	3.88%
Loans (3) (4) (5)	387,952	30,694	7.91%	360,876	24,758	6.86%	329,017	22,920	6.97%
BWC Mortgage Services Loans
Held-for-Sale	11,970	1,899	15.86%	20,067	2,079	10.36%	6,956	597	8.58%

TOTAL EARNING ASSETS	$ 504,625	$ 36,088	7.20%	$ 475,676	$ 29,541	6.27%	$ 420,335	$ 26,312	6.32%

NONEARNING ASSETS	23,057			22,110			20,995

TOTAL AVERAGE ASSETS	$ 527,682			$ 497,786			$ 441,330

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY (Continued):
LIABILITIES AND SHAREHOLDERS' EQUITY
		2005			2004			2003
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)
INTEREST-BEARING DEPOSITS:
Savings and NOW Accounts	$ 56,826	$ 128	0.23%	$ 55,926	$ 97	0.17%	$ 52,716	$ 102	0.19%
Money Market Accounts	171,315	3,522	2.06%	157,904	1,610	1.02%	155,228	1,672	1.08%
Time Deposits	43,317	1,030	2.38%	54,623	906	1.66%	47,900	852	1.78%
TOTAL INTEREST-BEARING DEPOSITS	271,458	4,680	1.72%	268,453	2,613	0.97%	255,844	2,626	1.03%

Federal Funds Purchased	196	5	2.62%	399	6	1.38%	37	1	1.40%
FHLB Borrowings	49,994	2,448	4.90%	36,128	1,746	4.83%	25,940	1,278	4.93%
BWC Mortgage Services Borrowings	11,973	606	5.06%	20,068	915	4.56%	6,749	347	5.14%
TOTAL BORROWINGS	62,163	3,059	4.92%	56,595	2,667	4.71%	32,726	1,626	4.97%

TOTAL AVERAGE INTEREST-BEARING
DEPOSITS AND BORROWINGS	$ 333,621	$ 7,739	2.32%	$ 325,048	$ 5,280	1.62%	$ 288,570	$ 4,252	1.47%

NONINTEREST-BEARING DEPOSITS	144,498	-		124,695	-		107,390	-

OTHER LIABILITIES	2,771	-		1,918	-		2,287	-

SHAREHOLDERS' EQUITY	48,788	-		46,126	-		43,082	-
TOTAL AVERAGE LIABILITIES
AND SHAREHOLDERS' EQUITY	$ 529,678			$ 497,787			$ 441,329

NET INTEREST INCOME
AND NET INTEREST MARGIN
ON AVERAGE EARNING ASSETS		$ 28,349	5.67%		$ 24,261	5.15%		$ 22,060	5.30%

1)	Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2)	Amounts calculated on a fully tax-equivalent basis where appropriate (2005 and 2004 Federal Statutory Rate was 34%).
3)

Nonaccrual loans as of December 31, 2005 were $0 and as of 2004 were $25,000 have been included in the average loan balance. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.

4)	Average loans are net of average deferred loan origination fees of $1,645,000 and $1,624,000 in 2005 and 2004, respectively.
5)	Loan interest income includes loan origination fees of $3,393,000 and $3,362,000 in 2005 and 2004, respectively.

Change in Interest and Expense

Due to Volume Change and Rate Change

The following table provides pertinent information about interest income and expense between the years 2005 and 2004, and between the years 2004 and 2003. The change resulting primarily from growth in each asset or liability category is expressed as a volume change. The change resulting primarily from changes in rates is expressed as a rate change. The change attributed to both rate and volume is allocated equally between both rate and volume changes.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
	2005 over 2004				2004 over 2003
	Volume	Rate	Total	Volume	Rate	Total
Increase/(Decrease) in Interest Income
Investment Securities, Fed Funds, Other	$ 354	$ 437	$ 791	$ 328	$ (419)	$ (91)
Loans	2,000	3,936	5,936	2,203	(365)	1,838
BWC Mortgage Services Loans Held-for-Sale	(1,062)	882	(180)	1,242	240	1,482
Total Increase (Decrease)	$ 1,292	$ 5,255	$ 6,547	$ 3,773	$ (544)	$ 3,229

Increase (Decrease) in Interest Expense

Interest-bearing Deposits	41	2,026	2,067	126	(139)	(13)
FHLB and Other Borrowings - Bank	662	39	701	513	(40)	473
BWC Mortgage Services Borrowings	(389)	80	(309)	646	(78)	568
Total Increase (Decrease)	$ 314	$ 2,145	$ 2,459	$ 1,285	$ (257)	$ 1,028
Increase (Decrease) on
Net Interest Income	$ 978	$ 3,110	$ 4,088	$ 2,488	$ (287)	$ 2,201

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

Total interest income in 2005 increased $6,547,000 as compared to 2004. This was related to both to the growth in earning assets and rate increases. Analysis of the influences of growth and rates shows that interest income was increased by $1,292,000, due to growth, and increased by $5,255,000, due to higher rates.

Total interest expense in 2005 increased $2,459,000 from 2004. This was also related to both the increase in volume of funds and increases in rates. Analysis of the influence of growth and rates shows that interest expense was increased by $313,000, due to increased growth, and increased by $2,146,000, due to rates.

Based on the above factors affecting interest income and interest expense, net interest income increased $4,088,000 during 2005 as compared to 2004. Had the same average rates been in effect during 2005 as were experienced in 2004, the net interest income of the Corporation would have increased by $979,000.

Total interest income in 2004 increased $3,229,000 as compared to 2003. This was related in total to the growth in earning assets during the current year. Analysis of the influences of growth and rates shows that interest income was increased by $3,773,000, due to growth, and reduced by $544,000, due to lower rates.

Total interest expense in 2004 decreased $1,028,000 from 2003. This was related in total to the increase in volume of funds. Analysis of the influence of growth and rates shows that interest expense was increased by $1,285,000, due to increased growth, and decreased by $257,000, due to rates.

Based on the above factors affecting interest income and interest expense, net interest income increased $2,201,000 during 2004 as compared to 2003. Had the same average rates been in effect during 2004 as were experienced in 2003, the net interest income of the Corporation would have increased by $2,488,000.

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

As part of the GAP analysis to help manage interest-rate risk, the Bank also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Bank’s asset and liability positions, such as its loans, investment securities and customer deposits. The Bank’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of December 31, 2005 estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,123,000, which was 4.0% of the Bank’s 2005 net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Bank’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest-rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of December 31, 2005. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

Repricing within:	3	3-6	12	1-5	Over 5
In thousands	Months	Months	Months	Years	Years	Totals
Assets:
Federal Funds Sold & Short-term
Investments	$ 43	$ -	$ 100	$ -	$ -	$ 143
Investment securities	5,016	12,359	31,742	57,129	458	106,704
Construction & Real Estate Loans	150,253	10,088	1,043	36,632	47,411	245,427
Commercial Loans	81,340	492	790	6,481	2,896	91,999
Installment Loans	44,992	4	8	30	-	45,034
Leases	2,088	2,167	4,079	12,178	-	20,512
BWC Mortgage Loans Held-for-Sale	7,274	-	-	-	-	7,274
Interest-bearing assets	$ 291,006	$ 25,110	$ 37,762	$ 112,450	$ 50,765	$ 517,093

Liabilities:
Money market accounts	$ 84,196	$ 84,195	$ -	$ -	$ -	$ 168,391
Time deposits <$100,000	6,475	7,596	5,426	1,832	-	21,329
Time deposits >$100,000	7,011	6,783	5,722	1,351	-	20,867
Federal Funds Borrowed	-		-	-	-	-
Federal Home Loan Bank Borrowings	379	383	782	9,768	44,995	56,307
BWC Mortgage Services Borrowings	7,210	-	-	-	-	7,210
Interest-bearing liabilities	$ 105,271	$ 98,957	$ 11,930	$ 12,951	$ 44,995	$ 274,104

Rate-sensitive gap	$ 185,735	$ (73,847)	$ 25,832	$ 99,499	$ 5,770	$ 242,989
Cumulative rate-sensitive gap	$ 185,735	$ 111,888	$ 137,720	$ 237,219	$ 242,989

Cumulative rate-sensitive ratio	2.76	1.55	1.64	2.04	1.89

Maturity Distribution and Interest-Rate Sensitivity of Loans

The following table shows the maturity distribution and interest-rate sensitivity of loans of the Corporation on December 31, 2005.
In thousands
		Loans With a Maturity of
	One Year	One to	After Five
	or Less	Five Years	Years	Total
Real Estate Construction	$ 107,367	$ 18,731	$ -	$ 126,098
Commercial Real Estate	2,599	20,733	95,997	119,329
Commercial	30,811	23,971	37,217	91,999
Installment	1,243	7,697	36,094	45,034
Leases	618	19,894	-	20,512

TOTAL	$ 142,638	$ 91,026	$ 169,308	$ 402,972

Loans with Fixed Interest Rates	$ 3,516	$ 39,139	$ 59,126	$ 101,781
Loans with Floating Interest Rates	139,122	51,887	110,182	301,191

TOTAL	$ 142,638	$ 91,026	$ 169,308	$ 402,972

Outstanding loans by type were:			December 31,
In thousands	2005	2004	2003	2002	2001
Real Estate Construction	$ 126,098	$ 110,368	$ 100,298	$ 82,261	$ 91,673
Commercial Real Estate	119,329	97,372	71,196	72,332	47,028
Commercial	91,999	107,864	103,702	89,505	81,878
Installment	45,034	46,327	47,333	51,857	47,732
Leases	20,512	18,751	14,591	13,605	13,156
Total	402,972	380,682	337,120	309,560	281,467
Less: Allowance for Credit Losses	(7,493)	(7,670)	(6,693)	(5,977)	(5,403)
Net Loans	$ 395,479	$ 373,012	$ 330,427	$ 303,583	$ 276,064

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

The ratio of the allowance for credit losses to total loans as of December 31, 2005 was 1.86%, as compared to 2.01% for the period ending December 31, 2004. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of December 31, 2005, the Corporation had $6,222,000 in allocated reserves and $1,270,000 in unallocated reserves. As of December 31, 2004, the Corporation had $6,371,000 in allocated reserves and $1,299,000 in unallocated reserves.

During 2005, loans increased by approximately 6% and management believes these loans contain a certain amount of unidentified imbedded loss. Management also believes that the amount of unallocated reserves is reasonable due to the growth of the Bank’s loan portfolio and the higher-risk credit products included in its Leasing Division, Small Business Administration lending program and Commercial Real Estate lending. The Bank also has a high concentration of credit in single family Construction Real Estate lending. In spite of these risk factors, the Bank’s classified loans, non-accrual and past-due loans have decreased over the past year. This is reflected in the low amount of charge-offs during 2005 and that the Bank’s net charge-offs resulted in a modest charge for the year. In view of all these factors, management discontinued additional allowance provisions during 2005 and, unless loan growth accelerates or material losses occur, there will likely be no additional provisions made during 2006.

The Corporation had net charge-offs of $177,000 during 2005 as compared to net recoveries of $2,000 during 2004.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

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

	2005		2004		2003
In thousands	Allocation	Loans as a	Allocation	Loans as a	Allocation	Loans as a
	of Allowance	Percent of	of Allowance	Percent of	of Allowance	Percent of
Type of Loan	Balance	Total Loans	Balance	Total Loans	Balance	Total Loans

Commercial	$ 3,042	99.23%	$ 3,695	99.28%	$ 3,832	30.76%
Real Estate Construction	672	31.29%	584	28.99%	591	29.75%
Commercial Real Estate	369	29.61%	209	25.58%	153	21.12%
Installment	555	11.18%	537	12.17%	745	14.04%
Leases	1,048	5.09%	1,346	4.93%	949	4.33%
Unallocated	1,807	-	1,299	-	423	-
TOTAL	$ 7,493	100.00%	$ 7,670	100.00%	$ 6,693	31.45%

	2002		2001
	Allocation	Loans as a	Allocation	Loans as a
	of Allowance	Percent of	of Allowance	Percent of
Type of Loan	Balance	Total Loans	Balance	Total Loans

Commercial	$ 2,813	28.91%	$ 3,722	29.09%
Real Estate Construction	420	26.57%	412	32.57%
Commercial Real Estate	142	23.37%	81	16.71%
Installment	439	16.75%	389	16.96%
Leases	670	4.40%	612	4.67%
Unallocated	1,493	-	187	-
TOTAL	$ 5,977	29.62%	$ 5,403	29.80%

ALLOWANCE FOR CREDIT LOSSES (Cont.)
In thousands	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Total loans outstanding at end of period, before
deducting allowance for credit losses	$ 402,972	$ 380,682	$ 337,120	$ 309,560	$ 281,467

Average total loans outstanding during period	$ 387,952	$ 360,876	$ 329,017	$ 279,890	$ 267,177

Analysis of the allowance for credit losses:
Beginning Balance	$ 7,670	$ 6,693	$ 5,977	$ 5,403	$ 5,042

Charge-offs:
Commercial	-	202	780	545	1,009
Leases	372	54	281	270	382
Installment	16	14	50	23	75
Total Charge-Offs	388	270	1,111	838	1,466

Recoveries:
Commercial	81	183	246	82	138
Leases	128	87	78	119	79
Installment	2	2	3	11	10
Total Recoveries	211	272	327	212	227

Net Charge-Offs (Recoveries)	177	(2)	784	626	1,239

Provisions charged to expense	-	975	1,500	1,200	1,600

Ending Balance	$ 7,493	$ 7,670	$ 6,693	$ 5,977	$ 5,403
Ratio of net charge-offs (recoveries)
to average total loans	0.05%	0.00%	0.24%	0.22%	0.46%
Ratio of allowance for credit losses
to total loans at end of period	1.85%	2.01%	1.98%	1.93%	1.92%

The following table provides further information on past-due and nonaccrual loans.

	2005	2004	2003	2002	2001
Loans past due 90 days or more, still
accruing interest	$ -	$ 3	$ 89	$ 328	$ 257
Nonaccrual Loans	-	25	687	426	846
Total	$ -	$ 28	$ 776	$ 754	$ 1,103

As of December 31, 2005 and 2004, the Corporation's recorded investment in impaired loans was $0 and $25,000, respectively. As of December 31, 2005 and 2004, the Corporation had established a valuation allowance of $0 and $25,000, respectively, against impaired loans. The average recorded investment in impaired loans for 2005 and 2004 was $0 and $339,000, respectively.

As of December 31, 2005 and 2004, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income remains uncollected. Interest foregone on nonaccrual loans was $0 in 2005, $0 in 2004, and $168,000 in 2003.

Allowance for Credit Losses

The Allowance for Loan and Lease Loss Reserve Methodology requires that certain loans be reviewed under the directives of the Federal Financial Institutions Examination Council’s (FFIEC) policy statement dated July 6, 2001 and SFAS 114, to determine whether or not the loan is impaired and necessitates a Specific Reserve. By Bank policy all loans and leases that are classified Substandard (Risk Rating 6) or Doubtful (Risk Rating 7) are reviewed to determine if they are impaired. An impaired loan defined by SFAS 114 is one in which, “based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. All amounts due according to the contractual terms means “that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement”.

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

As discussed in the Income Statement Analysis, most of the Bank’s deposit rates increased, in concert with the general increase in rates which began in mid 2004. A comparison of the rates paid on the Bank’s deposit products at December 31, 2005, 2004 and 2003 is as follows:

DEPOSITS

The following table shows daily average balances for the various classifications of deposits for the periods indicated.
In thousands
`			For the Year Ended December 31,
	2005			2004			2003
	Average			Average			Average
Interest-bearing Deposits:	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
Savings and NOW Accounts	$ 56,826	$ 128	0.23%	$ 55,926	$ 97	0.17%	$ 52,716	$ 102	0.19%
Money Market Accounts	172,394	3,522	2.04%	157,904	1,610	1.02%	155,228	1,672	0.01%
Time Deposits	43,317	1,030	2.38%	54,623	906	1.66%	47,900	852	0.02%
Total Interest-bearing Deposits	$ 272,537	$ 4,680	1.72%	$ 268,453	$ 2,613	0.97%	$ 255,844	$ 2,626	1.03%

Noninterest-bearing Demand	144,498	-	-	124,695	-	-	107,390	-	-
Total Deposits	$ 417,035	$ 4,680	1.12%	$ 393,148	$ 2,613	0.66%	$ 363,234	$ 2,626	0.72%

The following table shows the ending balances for the various classifications of deposits for the periods indicated.
In thousands			For the Year Ending December 31,
	2005			2004			2003
Noninterest-bearing Demand	$ 149,715			$ 131,252			$ 123,496
Savings and NOW Accounts	60,874			63,220			52,727
Money Market Accounts	168,391			156,236			152,188
Time Deposits	42,196			42,231			41,754
Total Deposits	$ 421,176			$ 392,939			$ 370,165

Time Deposit Maturity Schedule:
In thousands	3	3-6	6-12	1-5
	Months	Months	Months	Years	Total
Time deposits <$100,000	$ 6,475	$ 7,596	$ 5,426	$ 1,832	$ 21,329
Time deposits >$100,000	7,011	6,783	5,722	1,351	20,867
Total Time Deposits	$ 13,486	$ 14,379	$ 11,148	$ 3,183	$ 42,196

Other Borrowings

The Bank utilizes its ability to borrow from the Federal Home Loan Bank to support its fixed-rate commercial real estate loan program. Qualifying real estate loans are pledged with the FHLB to secure borrowings for the purpose of protecting an interest-rate spread on offsetting fixed-rate commercial real estate loans granted by the Bank with similar amounts and terms. The loans are amortized over a ten-year period and carry interest rates ranging from 2.89% to 6.8%. The cash flow receivable to the Bank, on the underlying loans granted by the Bank to its clients, is designed to meet the cash flow payments due from the Bank on its borrowings from the FHLB. Although the Bank has unused borrowing capacity under this line, management intends to only draw on this line as a funding source for fixed-rate commercial real estate loans the Bank grants to its clients. This borrowing is of a long-term installment nature and, as a result, will not fluctuate materially during the year.

BWC Mortgage Services has established lines of credit with Countrywide in the amount of $20,000,000 and with First Collateral Services in the amount of $10,000,000. Borrowings under these lines of credit is undertaken to fund pre-sold mortgages pending receipt of funds from the purchasing institution. The duration of the loans funded with these borrowings is approximately two weeks and they are considered to be of extremely low risk, therefore the subsidiary has not established a reserve against these loans.

OTHER BORROWED FUNDS:
The following table shows daily average balances for the various classifications of borrowed funds for the periods indicated.
		2005			2004			2003
In thousands			Weighted			Weighted			Weighted
			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
Other Borrowed Funds:	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)
Federal Funds Purchased	$ 196	$ 5	2.62%	$ 399	$ 6	1.38%	$ 37	$ 1	1.40%
FHLB Borrowings	49,994	2,448	4.90%	36,128	1,746	4.83%	25,940	1,278	4.93%
BWC Mortgage Services Borrowings	11,973	606	5.06%	20,068	915	4.56%	6,749	347	5.14%
Total Other Borrowings	$ 62,163	$ 3,059	4.92%	$ 56,595	$ 2,667	4.71%	$ 32,726	$ 1,626	4.97%

	Maximum	End of		Maximum	End of		Maximum	End of
In thousands	Month End	Year Amt.		Month End	Year Amt.		Month End	Year Amt.
Federal Funds Purchased	$ 2,650	$ 1,500		$ 800	$ -		$ 500	$ -
FHLB Borrowings	$ 56,307	$ 56,307		$ 43,595	$ 43,313		$ 33,352	$ 33,352
BWC Mortgage Services Borrowings	$ 26,123	$ 7,210		$ 34,213	$ 14,511		$ 22,041	$ 5,071

Repricing within:	3	3-6	6-12	1-5	Over 5
In thousands	Months	Months	Months	Years	Years	Totals
Federal Home Loan Bank Borrowings	$ 379	$ 383	$ 782	$ 17,465	$ 37,298	$ 56,307
BWC Mortgage Services Borrowings	$ 7,210	$ -	$ -	$ -	$ -	$ 7,210

1)	Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
1)

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2005, the Corporation's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

			Payments Due In
			One to	Three to	Over
	Note	One Year	Three	Five	Five
In thousands	Reference	or Less	Years	Years	Years	Total
Deposits without a stated maturity	-	$ 378,980	$ -	$ -	$ -	$ 378,980
Time Deposits	-	39,013	3,183	-	-	42,196
Operating Leases	11	1,759	3,074	2,259	3,516	10,608
Federal Home Loan Bank Borrowings	10	1,544	4,258	5,510	44,995	56,307
BWC Mortgage Services Borrowings	10	7,210	-	-	-	7,210

A schedule of significant commitments at December 31, 2005 follows:
In thousands
Commitments to extend credit:
Unused real estate construction commitments		$ 60,014
Unused commercial loan commitments		76,165
Revolving home equity and credit card lines		67,982
Standby letters of credit		3,724
Total		$ 207,885

Further discussion of these commitments is included in Note 11 to the consolidated financial statements. In addition, the Corporation has commitments and obligations under its Defined Contribution Plan as described in Note 12 to the consolidated financial statements.

Noninterest Income

2005 vs. 2004

Total noninterest income in 2005 was $3,840,000 more than earned in 2004. The noninterest income of the Corporation includes BWC Mortgage Services commissions and their other operating income. The noninterest income associated with BWC Mortgage Services increased $3,991,000 from the prior year, whereas the Bank’s noninterest income decreased $151,000 from the prior year. BWC Mortgage Services noninterest income increased due to the growth in their mortgage banking operations. The Bank’s reduction in this category of income is due to a decrease in service charge income due to its free checking program. Other income is lower primarily because there were fewer SBA loan sales in 2005 as compared to 2004, resulting in lower gains of loan sales than in the prior year, and the gains on security sales were $18,000 less then the prior year.

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

For Bank of Walnut Creek, income from service charges decreased $92,000 between the respective periods, in part due to the free checking program sponsored by the Bank caused by competitive pressure. Other noninterest income from various sources was about the same as the prior year. The Bank had gains on security transactions of $21,000 in 2004 as compared to losses of $12,000 the prior year.

Noninterest Expense

2005 vs. 2004

Total noninterest expense in 2005 increased $3,787,000 from 2004. The noninterest expense of the Corporation includes BWC Mortgage Services sales commissions and their other operating expenses. Mortgage banking services, associated with BWC Mortgage Services, increased approximately $3,722,000 in 2005 as compared to 2004, accounting for most of the increase in noninterest expense.

Salaries and related benefits reflect an increase of $944,000 over that of 2004. Of this, $720,000 originated from BWC Mortgage Services, and the remainder was from the Bank and related to salary and merit increases on existing staff plus bonus programs of the Bank. Full time equivalents (FTE) in the Bank averaged approximately 118 during 2005 and 120 during 2004. On the other hand, the growth in BWC Mortgage Services increased their total staff from 31 employees and 72 agents to 49 employees and 115 agents.

Total occupancy expense increased $148,000 between the respective periods. Of this increase, BWC Mortgage Services accounted for $211,000 and there was a decrease from the Bank of $61,000. The Bank’s occupancy expense was greater in the prior year due primarily to temporary increases in expenses related to remodeling activities and expansions of operations, which occurred that year.

Furniture and equipment expense increased $71,000 during the respective periods. BWC Mortgage Services accounted for approximately $54,000 of this increase and the balance from the Bank of Walnut Creek. In both cases, the increases primarily represented investments in technology.

Other operating expenses increased $259,000 from the comparable expenses in 2004. Other operating expenses of BWC Mortgage Services increased approximately $371,000, offset by decreases from the Bank of approximately $88,000. The balance of the change was a decrease in operating expenses within the parent company of $24,000. Most categories of other expenses within BWC Mortgage Services were up from the prior year, reflecting their growth and expansion during 2005. Within the Bank, the largest segment of decrease was in legal and professional fees which were down approximately $44,000 from the prior year and other fees which were down approximately $52,000.

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

The Bank’s Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 8% at December 31, for both 2005 and 2004.

The FDIC also has a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The Bank’s leverage ratio surpassed the regulatory minimum of 3% at December 31, for both 2005 and 2004.

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

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the Federal Reserve Bank, and through the sale and securitization of various types of assets. Funding sources did not change significantly during 2005. Core deposits, the most significant source of funding, comprised approximately 73% and 74% of funding in 2005 and 2004, respectively.

Cash, investment securities, and other temporary investments represent 22.8% of total assets as of December 31, 2005 and 20% the prior year.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Consolidated Statement of Cash Flows, net cash from operating activities for the year ended December 31, 2005 increased liquidity by $17,362,000 compared to a decrease of $2,675,000 in 2004. The primary areas of operations using liquidity were from the purchase of investment securities of $71,639,000 and the origination of loans of $22,467,000.

The majority of the Corporation’s funding comes from customer deposits within its operating region. Customer deposits provided $28,237,000 for the year ended December 31, 2005 compared to $22,774,000 for 2004. Borrowing activities also provide a source of funding and, in the period ending December 31, 2005, borrowed funds contributed $7,194,000 as compared to $19,401,000 for 2004. Other important sources of liquidity are investments in federal funds, other short-term investments and the Corporation’s securities portfolio. The Corporation maintains a ladder of securities that provides prepayments and payments at maturity and a portfolio of available-for-sale securities that could be converted to cash quickly. Proceeds from maturity and sale of securities provided $44,191,000 for the year ended December 31, 2005 compared to $54,967,000 for 2004.

The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. The Corporation has available from correspondent banks Federal Fund lines of credit totaling $30,000,000. In addition, the Corporation has approximately $38,000,000 secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation also has a source of liquidity in its ability to sell SBA and Commercial Real Estate loans to other investors.

At the holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the Corporation include dividends and returns on investment from its subsidiaries.

The primary source of funding for the Corporation has been the declaration of dividends from its subsidiaries. The subsidiaries of the Corporation declared dividends to the holding company in 2005, 2004, and 2003 of $3,000,000, $4,000,000, and $2,260,000, respectively. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during 2005, 2004, and 2003 of $8,721,000, $5,804,000, and $4,885,000, respectively. Another source of funding for the Corporation has been receipts from stock options exercised.

During 2005, 2004, and 2003, stock options exercised generated cash to the Corporation of $437,000, $197,000, and $89,000, respectively. As of January 1, 2005, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $17,298,000, versus $13,410,000 at January 1, 2005. As discussed in Note 14 to the consolidated financial statements, the subsidiary bank is subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows in Note 15 may not represent cash immediately available to the holding company.

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

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in Note 4.

Lease financing receivables may include a residual value component and may contain some risk associated with the valuation of leased asset residuals. Most of the Corporation’s lease receivables carry a nominal residual of $1; however, on some, a 10% residual of the original purchase price is applied, which management estimates to represent a conservative amount. At the end of the lease term, the lessee may have the option to buy the equipment at the residual price, or return it. The resale value of equipment returned may exceed or be less than the amount of residual taken. The Corporation’s lease portfolio contains no automobile financings. As of December 31, 2005 the Corporation’s lease financing residual value was $335,000 against lease receivables of $20,512,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
In thousands	December 31,	December 31,
Assets	2005	2004

Cash and Due From Banks	$ 16,511	$ 10,315
Federal Funds Sold	-	8,500
Other Short-term Investments	143	173
Total Cash and Cash Equivalents	16,654	18,988

Investment Securities:
Available-for-Sale	93,714	62,220
Held-to-Maturity (approximate fair value of
$12,868 in 2005 and $17,947 in 2004)	12,990	17,846
Loans, Net of Allowance for Credit Losses of $7,493
in 2005 and $7,670 in 2004	395,479	373,012
BWC Mortgage Services Loans Held-for-Sale	7,274	14,966
Premises and Equipment, Net	3,921	4,051
Interest Receivable and Other Assets	11,765	10,275
Total Assets	$ 541,797	$ 501,358

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$ 149,715	$ 131,252
Interest-bearing:
Money Market Accounts	168,391	156,236
Savings and NOW Accounts	60,874	63,220
Time Deposits:
Under $100,000	21,329	22,473
$100,000 or more	20,867	19,758
Total Interest-bearing	271,461	261,687

Total Deposits	421,176	392,939

Federal Funds Purchased	1,500	-
Federal Home Loan Bank borrowings	56,307	43,313
BWC Mortgage Services borrowings	7,210	14,511
Interest Payable and Other Liabilities	4,516	3,314

Total Liabilities	490,709	454,077
Shareholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, none outstanding	-	-
Common Stock, no par value:
25,000,000 shares authorized; issued and outstanding -
4,128,829 shares in 2005 and 4,228,459 in 2004	44,036	47,054
Retained Earnings	7,662	436
Accumulated other comprehensive (loss) income	(610)	(209)
Total Shareholders' Equity	51,088	47,281
Total Liabilities and Shareholders' Equity	$ 541,797	$ 501,358
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
In thousands except per-share amounts
	For the Year Ended December 31,
Interest Income	2005	2004	2003
Loans, including Fees	$ 32,593	$ 26,837	$ 23,517
Investment Securities:
Taxable	2,155	1,999	2,189
Non-taxable	478	550	463
Federal Funds Sold	858	153	142
Other Short-term Investments	4	2	1
Total Interest Income	36,088	29,541	26,312
Interest Expense
Deposits	4,680	2,613	2,626
Federal Funds Purchased	5	6	1
FHLB Borrowings	2,448	1,746	1,278
BWC Mortgage Services Borrowings	606	915	347
Total Interest Expense	7,739	5,280	4,252

Net Interest Income	28,349	24,261	22,060
Provision for Credit Losses	-	975	1,500
Net Interest Income After Provision For Credit Losses	28,349	23,286	20,560

Noninterest Income
BWC Mortgage Services - Commissions	11,207	8,957	10,588
BWC Mortgage Services - Fees & Other	5,557	3,816	4,174
Service Charges on Deposit Accounts	828	923	1,015
Other	1,572	1,610	1,612
Gain/(loss) on Security Transactions	3	21	(12)
Total Noninterest Income	19,167	15,327	17,377
Noninterest Expense
Salaries and Related Benefits	12,894	11,950	11,195
BWC Mortgage Services - Commissions	9,901	7,536	8,728
Occupancy	2,465	2,317	2,012
Furniture and Equipment	940	869	769
Other	6,030	5,771	6,424
Total Noninterest Expense	32,230	28,443	29,128
BWC Mortgage Services - Minority Interest	1,220	1,013	1,172

Income Before Income Taxes	14,066	9,157	7,637
Provision for Income Taxes	5,420	3,444	2,838
Net Income	$ 8,646	$ 5,713	$ 4,799
Basic Earnings Per Share
Diluted Earnings Per Share	$ 2.07	$ 1.33	$ 1.11
	$ 2.04	$ 1.32	$ 1.11

Weighted Average Basic Shares	4,182,661	4,280,595	4,315,772
Weighted Average Diluted Share Equivalents
Related to Options	60,655	35,661	20,800
Weighted Average Diluted Shares	4,243,316	4,316,256	4,336,572
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2003, 2004, and 2005
In thousands except share amounts				Accumulated
				Other
	Number	Common	Retained	Comprehensive		Comprehensive
	of Shares	Stock	Earnings	Income/(Loss)	Total	Income
Balance, January 1, 2003	3,619,510	$ 32,575	$ 8,570	$ 854	$41,999

Net Income as of December 31, 2003	-	-	4,799	-	4,799	4,799
Other Comprehensive Income, net of tax
liability of $301	-	-	-	(355)	(355)	(355)
Comprehensive Income	-	-	-	-	-	$ 4,444
Stock options exercised	6,140	89	-	-	89
Repurchase and retirement of shares by the
Corporation	(71,700)	(1,292)	-	-	(1,292)
Cash Dividend Paid	-	-	(426)	-	(426)
10% stock dividend including payment of
fractional shares	355,182	7,633	(7,638)	-	(5)
Tax benefit from the exercise of stock options	-	14	-	-	14
Balance, December 31, 2003	3,909,132	$ 39,019	$ 5,305	$ 499	$44,823

Net Income as of December 31, 2004	-	-	5,713	-	5,713	5,713
Other Comprehensive Income, net of tax
benefit of $133	-	-	-	(708)	(708)	(708)
Comprehensive Income	-	-	-	-	-	$ 5,005
Stock options exercised	15,008	197	-	-	197
Repurchase and retirement of shares by the
Corporation	(79,842)	(1,749)	-	-	(1,749)
Cash Dividend Paid	-	-	(1,011)	-	(1,011)
10% stock dividend including payment of
fractional shares	384,161	9,567	(9,571)	-	(4)
Tax benefit from the exercise of stock options	-	20	-	-	20
Balance, December 31, 2004	4,228,459	$ 47,054	$ 436	$ (209)	$47,281

Net Income as of December 31, 2005	-	-	8,646	-	8,646	8,646
Other Comprehensive Income, net of tax
benefit of $374	-	-	-	(401)	(401)	(401)
Comprehensive Income	-	-	-	-	-	$ 8,245
Stock options exercised	32,525	437	-	-	437
Repurchase and retirement of shares by the
Corporation	(132,155)	(3,568)	-	-	(3,568)
Cash Dividend Paid	-	-	(1,420)	-	(1,420)
Tax benefit from the exercise of stock options	-	113	-	-	113
Balance, December 31, 2005	4,128,829	$ 44,036	$ 7,662	$ (610)	$51,088
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	For the Year Ended December 31,
Operating Activities:	2005	2004	2003
Net Income	$ 8,646	$ 5,713	$ 4,799
Adjustments to reconcile net income to
net cash provided:
Provision for credit losses	-	975	1,500
Depreciation on fixed assets	791	735	613
Amortization and accretion on securities	412	913	1,044
(Gain)/loss on sale of securities available-for-sale	(3)	(21)	12
Decrease/(increase) in BWC Mtg. loans held-for-sale	7,692	(9,824)	(5,142)
Decrease/(increase) in interest receivable
and other assets	(1,378)	(735)	(952)
Increase/(decrease) in interest payable
and other liabilities	1,202	(431)	853
Net Cash From Operating Activities	17,362	(2,675)	2,727

Investing Activities:
Proceeds from the maturities of investment securities	22,700	26,544	32,659
Proceeds from the sales of available-for-sale
investment securities	21,491	28,424	488
Purchase of investment securities	(71,639)	(49,960)	(48,886)
Loans originated, net of collections	(22,467)	(43,559)	(29,373)
Purchase of bank premises and equipment	(661)	(894)	(1,523)
Net Cash From Investing Activities	(50,576)	(39,445)	(46,635)

Financing Activities:
Net increase in deposits	28,237	22,774	29,212
Increase in Federal Funds Borrowed	1,500	-	-
Increase in Federal Home Loan Bank Borrowings	12,994	9,961	9,730
Increase/(decrease) in BWC Mortgage Services borrowings	(7,300)	9,440	5,071
Cash paid for the repurchase of common stock	(3,568)	(1,749)	(1,292)
Cash Dividend Paid	(1,420)	(1,011)	(426)
Proceeds from the exercise of stock options	437	197	89
Cash paid in lieu of fractional shares	-	(4)	(5)
Net Cash From Financing Activities	30,880	39,608	42,379

Cash and Cash Equivalents:
Increase (decrease) in cash and cash equivalents	(2,334)	(2,512)	(1,529)
Cash and cash equivalents at beginning of year	18,988	21,500	23,029
Cash and Cash Equivalents at end of year	$ 16,654	$ 18,988	$ 21,500
Additional Cash Flow Information:
Interest Paid	$ 7,854	$ 5,212	$ 4,403
Income Taxes Paid	$ 4,734	$ 3,812	$ 2,716
The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BWC Financial Corp. (the "Corporation") and its subsidiaries, Bank of Walnut Creek (the "Bank"), and BWC Real Estate, conform with generally accepted accounting principles and general practice within the banking industry. The following is a summary of the more significant accounting policies.

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

Investment Securities

The Corporation classifies its investments in debt and equity securities as "held-to-maturity," or "available-for-sale." Investments classified as held-to-maturity are reported at amortized cost; investments classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of shareholders' equity.

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

The Corporation's policy of carrying investment securities as held-to-maturity is based upon its ability and management's intent to hold such securities to maturity.

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

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. The Corporation’s management believes that the amount of allowance is reasonable, based on its evaluation of the Bank’s loan portfolio, the composition of credit products that have been introduced and overall credit quality. In the past few years, the Bank has opened a Leasing Division, a Small Business Administration lending program and a Commercial Real Estate lending program. The Bank has a high concentration of credit in single family Construction Real Estate lending. The uncertainties associated with the new products, coupled with the Bank’s traditionally strong construction concentration, are considered in determining the allowance.

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

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net income by the weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted EPS is calculated by dividing net income by the weighted average shares outstanding during the period including the dilutive effect of stock options under the treasury stock method. Weighted average shares and per-share amounts presented for all periods reflect the 10% stock dividend paid in December 2004 and December 2003.

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

Net Income:	2005	2004	2003
As reported	$ 8,646,000	$ 5,713,000	$ 4,799,000
Compensation expense	163,000	150,000	161,000
Pro forma	$ 8,483,000	$ 5,563,000	$ 4,638,000

Basic Earnings per share:
As reported	$ 2.07	$ 1.33	$ 1.11
Pro forma	$ 2.03	$ 1.30	$ 1.07

Diluted Earnings per share:
As reported	$ 2.04	$ 1.32	$ 1.11
Pro forma	$ 2.00	$ 1.29	$ 1.07

Weighted Average Basic Shares	4,182,661	4,280,595	4,315,772
Weighted Average Diluted Shares	4,243,316	4,316,256	4,336,572

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

Marketing costs - The Corporation expenses marketing costs as they are incurred. Marketing expense was $358,000, $247,000 and $345,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Prior Year Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Pronouncement Disclosures:

“Application of Accounting Principles to Loan Commitments” (SAB105) - On March 9, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2005. SAB 105 has had no effect on the Corporation’s results of operations or financial condition.

“Statement of Financial Accounting Standards No. 123 (revised 2005)” - In December 2005 the FASB revised SFAS No. 123, Accounting for Stock-based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

The Corporation will adopt this Statement on January 1, 2006 using the modified prospective transition method. Management estimates that the effect of adopting this Statement will result in approximately $228,000 in additional compensation expense during 2006.

NOTE 2: INVESTMENT SECURITIES

An analysis of the investment security portfolio at December 31 follows:

In thousands		2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U.S. Treasury Securities	$ 262	$ -	$ 7	$ 255
Securities of U.S. Government Agencies	72,811	4	602	72,213
Taxable Securities of State and
Political Subdivisions	17,468	1	292	17,177
Corporate Debt Securities	4,161	-	92	4,069
Total	94,702	5	993	93,714
Held-to-maturity
Obligations of State and Political Subdivisions	12,990	17	139	12,868
Total Investment Securities	$ 107,692	$ 22	$ 1,132	$ 106,582

In thousands		2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U.S. Treasury Securities	$ 268	$ -	$ 2	$ 266
Securities of U.S. Government Agencies	31,808	12	191	31,629
Taxable Securities of State and
Political Subdivisions	16,085	32	185	15,932
Corporate Debt Securities	14,401	66	74	14,393
Total	62,562	110	452	62,220
Held-to-maturity
Obligations of State and Political Subdivisions	17,846	157	56	17,947
Total Investment Securities	$ 80,408	$ 267	$ 508	$ 80,167

In thousands		2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U.S. Treasury Securities	$ 274	$ 1	$ -	$ 275
Securities of U.S. Government Agencies	32,132	246	46	32,332
Taxable Securities of State and
Political Subdivisions	16,477	244	74	16,647
Corporate Debt Securities	18,001	431	2	18,430
Total	66,884	922	122	67,684
Held-to-maturity
Obligations of State and Political Subdivisions	18,971	315	41	19,245
Total Investment Securities	$ 85,855	$ 1,237	$ 163	$ 86,929
In 2005, 2004 and 2003 the Corporation received proceeds from the sale of available-for-sale securities of
$21,491,000, $28,424,000 and $488,000, respectively. Gains and losses included in other noninterest income for
2005 were $37,000 in gains and $34,000 in losses. For 2004 gains were $149,000 and losses were $128,000. For 2003 gains were $0 and losses were $12,000.

NOTE 2: INVESTMENT SECURITIES (Cont.)

The maturities of the investment security portfolio at December 31, 2005 follow:
		Within		After one year		Over five years
Available-for-sale		one year		through five years		through 10 years		Total
In thousands		Estimated		Estimated		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury Securities	$ -	$ -	$ 262	$ 255	$ -	$ -	$ 262	$ 255
Securities of U.S. Government Agencies	35,839	35,625	36,972	36,588	-	-	72,811	72,213
Taxable Securities of State and							-	-
Political Subdivisions	6,879	6,851	10,589	10,326	-	-	17,468	17,177
Corporate Debt Securities	2,017	2,005	2,144	2,064	-	-	4,161	4,069
Total	$ 44,735	$ 44,481	$ 49,967	$ 49,233	$ -	$ -	$ 94,702	$ 93,714
Effective Weighted-Average Yield	3.80%		3.87%		0.00%		3.84%

		Within		After one year		Over five years
Held-to-maturity		one year		through five years		through 10 years		Total
In thousands		Estimated		Estimated		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Obligations of State and Political Subdivisions	$ 4,637	$ 4,617	$ 7,896	$ 7,788	$ 457	$ 463	$ 12,990	$ 12,868
Effective Weighted-Average Yield	3.86%		3.99%		5.20%		3.99%

Total Investment Securities	$ 49,372	$ 49,098	$ 57,863	$ 57,021	$ 457	$ 463	$ 107,692	$ 106,582
Effective Weighted-Average Yield	3.80%		3.89%		5.20%		3.85%

At December 31, 2005, 2004 and 2003, securities with a book value of $17,884,300, $17,001,000 and $17,110,000, respectively, were pledged to secure public deposits. Market value of these same securities on those dates were $17,492,497, $16,875,000 and $17,110,000, respectively.

SECURITY UNREALIZED LOSS POSITIONS

The following summarizes temporarily impaired investment securities at December 31, 2005
In thousands
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Treasury Securities and Securities
of U.S. Government Agencies	$ 35,624	$ 216	$ 32,757	$ 393	$ 68,381	$ 609
Obligations of State and Political
Subdivisions	2,892	24	7,245	115	10,137	139
Taxable Obligations of State and
Political Subdivisions	5,590	29	10,326	263	15,916	292
Corporate debt securities	2,005	12	2,064	80	4,069	92
Total temporarily impaired securities	$ 46,111	$ 281	$ 52,392	$ 851	$ 98,503	$ 1,132

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Corporation has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At December 31, 2005, there are approximately 91 investment securities with unrealized losses. The Corporation anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

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

NOTE 3: LOANS

The majority of the Bank's loans are to customers in Contra Costa, Alameda, and Santa Clara Counties and surrounding areas. Depending upon the type of loan, the Bank generally obtains a secured interest in the general assets of the borrower and/or in any assets being financed.

Outstanding loans by type were:	December 31,
In thousands	2005	2004
Real Estate Construction	$ 126,098	$ 110,368
Commercial Real Estate	119,329	97,372
Commercial	91,999	107,864
Installment	45,034	46,327
Leases	20,512	18,751
Total	402,972	380,682
Less: Allowance for Credit Losses	(7,493)	(7,670)
Net Loans	$ 395,479	$ 373,012

Netted from the above loan totals were deferred loan fees of $1,644,000 in 2005 and $1,725,000 in 2004.

The following table provides further information on past-due and nonaccrual loans.

	2005	2004
Loans past due 90 days or more, still accruing interest	$ -	$ 3
Nonaccrual Loans	-	25
Total	$ -	$ 28

As of December 31, 2005 and 2004, the Corporation's recorded investment in impaired loans was $0 and $25,000, respectively. As of December 31, 2005 and 2004, the Corporation had established a valuation allowance of $0 and $25,000, respectively, against impaired loans. The average recorded investment in impaired loans for 2005 and 2004 was $0 and $339,000, respectively.

As of December 31, 2005 and 2004, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income remains uncollected. Interest foregone on nonaccrual loans was approximately $0 in 2005, $0 in 2004, and $168,000 in 2003.

ALLOWANCE FOR CREDIT LOSSES (Cont.)
In thousands	For the Year Ended December 31,
	2005	2004	2003
Total loans outstanding at end of period, before
deducting allowance for credit losses	$ 402,972	$ 380,682	$ 337,120

Average total loans outstanding during period	$ 388,058	$ 360,876	$ 329,017

Analysis of the allowance for credit losses:
Beginning Balance	$ 7,670	$ 6,693	$ 5,977

Charge-offs:
Commercial	-	202	780
Leases	372	54	281
Installment	16	14	50
Total Charge-Offs	388	270	1,111

Recoveries:
Commercial	81	183	246
Leases	128	87	78
Installment	2	2	3
Total Recoveries	211	272	327

Net Charge-Offs (Recoveries)	177	(2)	784

Provisions charged to expense	-	975	1,500

Ending Balance	$ 7,493	$ 7,670	$ 6,693
Ratio of net charge-offs (recoveries)
to average total loans	0.05%	0.00%	0.24%
Ratio of allowance for credit losses
to total loans at end of period	1.85%	2.01%	1.98%

NOTE 5: PREMISES AND EQUIPMENT
A summary of premises and equipment follows:
In thousands
	December 31,
	2005	2004
Land and Leasehold Improvements	$ 2,819	$ 2,793
Furniture and Equipment	6,289	5,787
Bank-owned Premises	1,326	1,326
	10,434	9,906
Accumulated Depreciation and Amortization	(6,513)	(5,855)
Premises and Equipment, Net	$ 3,921	$ 4,051

The amount of depreciation and amortization included in occupancy and furniture and equipment expense was $791,000 in 2005, $735,000 in 2004, and $613,000 in 2003.

NOTE 6: COMPREHENSIVE INCOME

For the Bank, comprehensive income includes net income reported on the statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders’ equity.

The components of other comprehensive income for the years ended December 31, 2005, 2004 and 2003 are as follows:
In thousands	2005	2004	2003
Unrealized gain(loss) arising during the period,
net of tax	$ (399)	$ (695)	$ (362)
Reclassification adjustment for net realized
gains of securities available-for-sale included
in net income during the year, net of tax	2	13	(7)

Net unrealized gain(loss) included in other
comprehensive income	$ (401)	$ (708)	$ (355)

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than if a forced or liquidation sale.

In thousands	2005
	Carrying	Estimated Fair
	Amount	Value
Cash and cash equivalents	$ 16,654	$ 16,654
Investment securities	106,704	106,582
Loans (gross)	402,972	408,987
BWC Mortgage Services Loans Held-for-Sale	7,274	7,274
Deposit liabilities	423,380	423,102
Federal Home Loan Bank borrowings	56,307	55,682
BWC Mortgage Services borrowings	7,210	7,210
Federal Funds Purchased	1,500	1,500

In thousands	2004
	Carrying	Estimated Fair
	Amount	Value
Cash and cash equivalents	$ 18,988	$ 18,988
Investment securities	80,066	80,167
Loans (gross)	380,682	387,508
BWC Mortgage Services Loans Held-for-Sale	14,966	14,966
Deposit liabilities	392,939	392,658
Federal Home Loan Bank borrowings	43,313	44,925
BWC Mortgage Services borrowings	14,511	14,511

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

The fair value of commitments to extend credit is estimated by using the fees currently charged to others to enter into similar agreements, taking into account the terms of the agreements, and the present creditworthiness of the counterparties. The fair value of commitments at December 31, 2005 and 2004 was immaterial.

The fair value of Federal Home Loan Bank borrowings is based on the scheduled future payments of principal and interest, discounted at current rates.

NOTE 8: INCOME TAXES
In thousands
The provisions for income taxes in 2005, 2004, and 2003 consist of the following:
Current	2005	2004	2003
Federal	$ 4,058	$ 2,858	$ 2,219
State	1,501	1,060	853
Total Current	5,559	3,918	3,072
Deferred
Federal	(144)	(304)	(215)
State	5	(170)	(19)
Total Deferred	(139)	(474)	(234)
TOTAL	$ 5,420	$ 3,444	$ 2,838

The components of the net deferred tax assets of the Bank as of December 31, 2005 and 2004 were as follows:
Deferred Tax Assets:		2005	2004
Allowance for credit losses		$ 2,888	$ 2,906
Employee benefits		260	229
State taxes		510	360
Fixed Assets		71	(48)
Available-for-sale securities		378	170
Total deferred tax assets		4,107	3,617
Deferred Tax Liabilities:
FHLB Dividends		(111)	(69)
Accretion on Securities		(38)	(13)
Investment in Partnership		(24)	52
Total Deferred Tax Liabilities		(173)	(30)
Net Deferred Tax Assets		$ 3,934	$ 3,587

The provisions for income taxes differ from the amounts computed by applying the statutory Federal income tax rate to income before taxes. The reasons for these differences are as follows:
	2005	2004	2003
Provision based on the statutory
Federal rate of 34%	$ 4,782	$ 3,113	$ 2,597
Increases (reductions) in income taxes resulting from:
State franchise taxes, net of
Federal income tax benefit	978	637	542
Non-taxable interest income	(267)	(341)	(366)
Other	(73)	35	65

TOTAL	$ 5,420	$ 3,444	$ 2,838

The current tax provision does not reflect the deduction for tax purposes of non-qualified stock options exercised by directors. The benefit of the tax deduction is reflected as a direct increase to equity in the amount of $113,000, $20,000 and $14,000 respectively, for the years ended December 31, 2005, 2004 and 2003, and a decrease in taxes payable of the same amounts.

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

As of December 31, 2005, 463,057 shares were available for future grant. The options are fully vested in either four or five years, depending on the terms granted, and expire after ten years.

A summary of the status of the Corporation’s stock option plan at December 31, 2005, 2004, and 2003, which presents changes during the years then ended, is presented in the table below. Figures have been adjusted to reflect the 10% stock dividend given in December 2004 and December 2003.

		Weighted		Weighted		Weighted
		Average		Average		Average
	2005	Exercise	2004	Exercise	2003	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	187,159	$ 14.32	145,922	$ 14.32	150,304	$ 5.32
Granted	17,000	$ 33.99	59,675	$ 20.97	18,851	$ 15.22
Exercised	32,525	$ 13.46	16,424	$ 12.04	7,429	$ 16.42
Forfeited	15,367	$ 16.96	2,014	$ 12.34	15,803	$ 16.44
Outstanding at end of year	156,267	$ 19.25	187,159	$ 16.61	145,922	$ 14.32
Exercisable at end of year	76,610	$ 15.37	76,971	$ 13.79	75,835	$ 13.05
Weighted average fair value of
options granted during the year		$ 11.16		$ 6.78		$ 6.45

The fair value of each option grant in 2005, 2004, and 2003, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003: risk-free rate of 4.33% for 2005, 3.90% for 2004 and 3.71% for 2003, $0.36 expected dividend yield, expected life of 8 years and expected volatility of 26.44% in 2005, 21.38% in 2004 and 25.85% in 2003.

The following table summarizes information about stock options outstanding at December 31, 2005.

Range of Exercise Prices	Number Outstanding at 12/31/05	Options Outstanding: Weighted Average Contractual Life Remaining Years	Weighted Average Exercise Price	Options Exercisable: Number Exercisable at 12/31/05	Weighted Average Exercise Price
$11.88 - $15.11	46,431	4.24	$13.30	39,645	$13.05
$15.70 - $18.50	51,311	6.39	$17.07	28,659	$16.81
$20.04 - $22.64	43,025	8.59	$21.62	8,306	21.50
$34.85 - $34.85	15,500	9.96	$34.85	-	-
TOTAL	156,267			76,610

NOTE 10: FEDERAL HOME LOAN BANK BORROWINGS (FHLB) AND OTHER BORROWINGS

The Corporation had a collateralized line of credit of $97,253,000 at December 31, 2005. Of this, $40,946,000 was comprised of the unused borrowing capacity the Bank had with the FHLB, due to the Bank’s excess collateral position.

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

The table below provides further detail of the Bank’s FHLB borrowings:

In thousands	2005	2004
Bank - FHLB Borrowings:
Outstanding:
Average outstanding loans during the period	$ 49,994	$ 36,128
Outstanding at year-end	$ 56,307	$ 43,313
Interest rates:
Weighted average rate on borrowings during the period	4.83%	4.83%
Weighted average rate on borrowings outstanding at year-end	5.06%	4.70%

The Bank has Federal Funds lines of $15,000,000. These are available on an overnight basis and are on an “as available” basis and can be revoked by the grantor at any time. The Bank also has securities pledged for additional “overnight” borrowing needs with the Federal Reserve Bank of $1,000,000. These credit sources generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. As of December 31, 2005 and 2004, the Bank had no borrowings outstanding under these lines.

The table below provides further detail of BWC Mortgage Services borrowings:

In thousands	2005	2004
BWC Mortgage Services - Borrowings:
Outstanding:
Average outstanding loans during the period	$ 11,973	$ 20,068
Outstanding at year-end	$ 7,210	$ 14,511
Interest rates:
Weighted average rate on borrowings during the period	5.06%	4.56%
Weighted average rate on borrowings outstanding at year-end	4.72%	8.38%

BWC Mortgage Services has established lines of credit with Countrywide Warehouse Line, in the amount of $20,000,000 and with First Collateral Services in the amount of $10,000,000. Borrowings under these lines of credit is undertaken to fund pre-sold mortgages pending receipt of funds from the purchasing institution. The duration of the loans funded with these borrowings is approximately two weeks and they are considered to be of extremely low risk; therefore, the subsidiary has not established a reserve against these loans.

As of December 31, 2005 the approximate future repricing of borrowings from the Federal Home Loan Bank and BWC Mortgage Services borrowings were as follows:

Repricing within:	3	3-6	6-12	1-5	Over 5
In thousands	Months	Months	Months	Years	Years	Totals
Federal Home Loan Bank Borrowings	$ 379	$ 383	$ 782	$ 17,465	$ 37,298	$ 56,307
BWC Mortgage Services Borrowings	$ 7,210	$ -	$ -	$ -	$ -	$ 7,210

NOTE 11: COMMITMENTS AND CONTINGENCIES

As of December 31, 2005 the approximate future minimum net rental payments under non-cancelable operating leases for premises were as follows:

In thousands

Year	Amount
2006	$1,759
2007	1,614
2008	1,460
2009	1,241
2010	1,018
Thereafter	3,516
Total	$10,608

Rental expense for premises under operating leases included in occupancy expense was $1,893,000, $1,756,000, and $1,477,000 in 2005, 2004, and 2003, respectively. Minimum rentals may be adjusted for increases in the lessors' operating costs and/or increases in the Consumer Price Index.

At December 31, 2005, the Bank had outstanding approximately $204,161,000 in undisbursed loan commitments and $3,724,000 in standby letters of credit, which are not reflected in the accompanying consolidated balance sheets. Management does not anticipate any material losses to result from these transactions.

NOTE 12: DEFINED CONTRIBUTION PLAN

Substantially all eligible, salaried employees of the Corporation are covered by the Bank of Walnut Creek Employee Stock Ownership and Savings Plan, a defined contribution plan. Employees may, up to prescribed limits, contribute to the plan. Portions of such contributions are matched by the Corporation. The Corporation also may elect to make a discretionary contribution to the plan based on the Corporation's earnings. The expense for this plan, for both matching and discretionary contributions, was $485,000, $380,000, and $340,000 in 2005, 2004, and 2003, respectively. Amounts vary from year to year based on such factors as employees entering and leaving the plan, profits earned by the Corporation, and variances of estimates from the final results.

NOTE 13: OTHER NONINTEREST EXPENSE

Other noninterest expense is comprised of the following:
In thousands
	2005	2004	2003
Professional Fees	$ 827	$ 914	$ 1,070
Data Processing	825	903	847
Telephone and Postage	631	644	602
Business Development & Education	648	615	443
Supplies	361	344	273
Marketing	358	247	345
Regulatory Fees	150	115	117
Other	2,230	1,989	2,727
Total	$ 6,030	$ 5,771	$ 6,424

NOTE 14: RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Corporation without prior approval from regulatory authorities. The limitations for a given year equal the lesser of the Bank's net profits (as defined in the regulations) for the current year, combined with the retained net profits for the preceding two years or the Bank's retained earnings. Under these restrictions, $17,598,000 of the Bank's retained earnings was available for cash dividends at December 31, 2005.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Corporation is prohibited from borrowing from the Bank, unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited to 10% of the Bank's shareholders' equity. Under these provisions, secured loans and advances to the Corporation were limited to $4,799,000 as of December 31, 2005. The Corporation has never received such extensions of credit by the Bank.

NOTE 15: PARENT-COMPANY-ONLY CONDENSED FINANCIAL INFORMATION
A summary of the financial statements of BWC Financial Corp.- parent-company-only follows:
In thousands		December 31,
Summary Balance Sheets	2005		2004
Assets
Cash on Deposit with the Bank	$ 353		$ 2,481
Investment in the Bank	47,993		42,815
Investment in BWC Real Estate	2,742		1,985
Total Assets	$ 51,088		$ 47,281

Shareholders' Equity
Common Stock	$ 44,036		$ 47,054
Retained Earnings	7,052		227
Total Shareholders' Equity	$ 51,088		$ 47,281

Summary Statements of Income	For the year ended December 31,
	2005	2004	2003
Expenses - General and Administrative	$ 121	$ 146	$ 139

Loss before income taxes and
equity in net income of Subsidiaries	(121)	(146)	(139)
Income tax benefit	46	55	53

Equity in earnings of subsidiaries
Distributed:
Bank	2,500	4,000	2,260
BWC Real Estate	-	-	-
Undistributed:
Bank	5,465	1,176	1,899
BWC Real Estate	756	628	726
Net Income	$ 8,646	$ 5,713	$ 4,799

Summary Statements of Cash Flows	For the year ended December 31,
Operating activities:	2005	2004	2003
Net Income	$ 8,646	$ 5,713	$ 4,799
Adjustments to reconcile net income
to net cash used by operating activities:
Equity in undistributed net income
of Subsidiaries	(6,223)	(1,803)	(2,625)
Net Cash Provided(Used) by
Operating Activities:	2,423	3,910	2,174
Financing Activities:
Proceeds from issuance of common stock	437	197	89
Cash dividends paid	(1,420)	(1,011)	(426)
Cash paid in lieu of fractional shares	-	(4)	(5)
Shares repurchased by the Corporation	(3,568)	(1,749)	(1,292)
Net Cash Provided(Used) by
Financing Activities	(4,551)	(2,567)	(1,634)
Increase(Decrease) in Cash	(2,128)	1,343	540
Cash on Deposit with the Bank:
Beginning of year	2,481	1,138	598
End of year	$ 353	$ 2,481	$ 1,138

NOTE 16: REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets (as defined). Management believes that the Corporation and the Bank, as of December 31, 2005 meet all capital adequacy requirements to which they are subject.

As of December 31, 2005 the most recent notification from FDIC categorized the Corporation and the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well Capitalized” the Corporation and the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation’s or Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are presented in the following table:

			Minimum Capital		Minimum
		Actual	Adequacy		for Well
	Amount	Ratio	Requirements		Capitalized
As of December 31, 2005
Total Capital (to Risk-weighted Assets)
Consolidated:	$57,594	12.07%	$38,175	> 8.0	$47,718	>10.0
Bank of Walnut Creek:	$54,498	11.60%	$37,599	> 8.0	$46,999	>10.0

Tier 1 Capital (to Risk-weighted Assets)
Consolidated:	$51,698	10.83%	$19,087	> 4.0	$28,631	> 6.0
Bank of Walnut Creek:	$48,602	10.34%	$18,800	> 4.0	$28,199	> 6.0

Tier 1 Capital (to Average Assets)
Consolidated:	$51,698	9.23%	$22,405	> 4.0	$28,007	> 5.0
Bank of Walnut Creek:	$48,602	8.98%	$21,645	> 4.0	$27,056	> 5.0

As of December 31, 2004
Total Capital (to Risk-weighted Assets)
Consolidated:	$53,113	11.65%	$36,465	> 8.0	$45,581	>10.0
Bank of Walnut Creek:	$48,647	10.87%	$35,815	> 8.0	$44,769	>10.0

Tier 1 Capital (to Risk-weighted Assets)
Consolidated:	$47,490	10.42%	$18,233	> 4.0	$27,349	> 6.0
Bank of Walnut Creek:	$43,024	9.61%	$17,908	> 4.0	$26,862	> 6.0

Tier 1 Capital (to Average Assets)
Consolidated:	$47,490	9.22%	$20,599	> 4.0	$25,749	> 5.0
Bank of Walnut Creek:	$43,024	8.75%	$19,659	> 4.0	$24,574	> 5.0

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

Summarized financial information for the years ended December 31, 2005, 2004, and 2003 concerning the Corporation’s reportable segments is shown in the following table.

In thousands	Community	Mortgage
2005	Banking	Services	All Other	Adjustments	Total
Total Interest Income	$ 34,199	$ 1,927	$ -	$ (38)	$ 36,088
Commissions Received	-	11,207	-	-	11,207
Total Interest Expense	7,161	616	-	(38)	7,739
Salaries & Benefits	9,744	3,150	-	-	12,894
Commissions Paid	-	9,901	-	-	9,901
Segment Profit(loss) before Tax	12,967	2,440	(121)	(1,220)	14,066
Total Assets (at December 31)	$ 533,194	$ 9,651	$ 54,096	$ (55,144)	$ 541,797

	Community	Mortgage
2004	Banking	Services	All Other	Adjustments	Total
Total Interest Income	$ 27,470	$ 2,091	$ -	$ (20)	$ 29,541
Commissions Received	-	8,957	-	-	8,957
Total Interest Expense	4,376	924	-	(20)	5,280
Salaries & Benefits	9,520	2,430	-	-	11,950
Commissions Paid	-	7,536	-	-	7,536
Segment Profit(loss) before Tax	8,289	2,027	(146)	(1,013)	9,157
Total Assets (at December 31)	$ 485,602	$ 17,061	$ 2,156	$ (3,461)	$ 501,358

	Community	Mortgage
2003	Banking	Services	All Other	Adjustments	Total
Total Interest Income	$ 25,715	$ 609	$ -	$ (12)	$ 26,312
Commissions Received	-	10,588	-	-	10,588
Total Interest Expense	3,916	348	-	(12)	4,252
Salaries & Benefits	9,371	1,824	-	-	11,195
Commissions Paid	-	8,728	-	-	8,728
Segment Profit(loss) before Tax	6,552	2,343	(86)	(1,172)	7,637
Total Assets (at December 31)	$ 451,228	$ 7,739	$ 1,582	$ (3,393)	$ 457,156

NOTE 18: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
In thousands except share and per-share amounts

2005	March 31,	June 30,	September 30,	December 31,
Interest income	$ 8,008	$ 8,585	$ 9,618	$ 9,877
Interest expense	1,500	1,790	2,238	2,211
Net interest income	6,508	6,795	7,380	7,666
Provision for credit losses	-	-	-	-
Noninterest income	3,402	4,224	6,086	5,455
Noninterest expense	7,015	7,552	9,189	8,474
BWC Mortgage Services - Minority Interest	104	237	551	328
Income before income taxes	2,791	3,230	3,726	4,319
Provision for income taxes	1,111	1,249	1,395	1,665
Net income	$ 1,680	$ 1,981	$ 2,331	$ 2,654
Earnings per common share:
Basic	$ 0.40	$ 0.47	$ 0.56	$ 0.64
Diluted	$ 0.39	$ 0.47	$ 0.55	$ 0.63
Weighted-average Basic Shares	4,228,838	4,197,791	4,170,176	4,133,837
Weighted-average Diluted Shares
Equivalents Related to Options	55,308	57,970	61,030	68,309
Weighted-average Diluted Shares	4,284,146	4,255,761	4,231,206	4,202,146

2004	March 31,	June 30,	September 30,	December 31,
Interest income	$ 6,818	$ 7,178	$ 7,341	$ 8,204
Interest expense	1,108	1,381	1,191	1,600
Net interest income	5,710	5,797	6,150	6,604
Provision for credit losses	450	375	150	-
Noninterest income	3,451	4,510	3,654	3,713
Noninterest expense	6,772	7,640	6,896	7,135
BWC Mortgage Services - Minority Interest	187	377	211	239
Income before income taxes	1,752	1,915	2,547	2,943
Provision for income taxes	678	699	979	1,088
Net income	$ 1,074	$ 1,216	$ 1,568	$ 1,855
Earnings per common share:
Basic	$ 0.25	$ 0.28	$ 0.36	$ 0.44
Diluted	$ 0.25	$ 0.28	$ 0.36	$ 0.43
Weighted-average Basic Shares	4,300,045	4,301,767	4,301,890	4,239,260
Weighted-average Diluted Shares
Equivalents Related to Options	39,537	37,656	31,257	44,051
Weighted-average Diluted Shares	4,339,583	4,339,423	4,333,146	4,283,311

MOSS ADAMS LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BWC Financial Corp.:

We have audited the accompanying consolidated balance sheets of BWC Financial Corp. (a California corporation) and Subsidiaries (the Corporation) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWC Financial Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

Stockton, California

March 30, 2006

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

(b) Changes in Internal Controls: During the year ended December 31, 2005, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

ITEM 9B. OTHER INFORMATION:

There were no events in the fourth quarter which were required to be reported on Form 8-K and were not so reported. There were two 8-K’s filed during the fourth quarter, one announcing a 10% Stock Dividend and a second announcing aN $0.08 per share Cash Dividend.

                                                                                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Because the Corporation is the parent corporation of Bank of Walnut Creek (the "Bank"), certain information is being provided with respect to the Bank's Board of Directors and its standing committees during 2005. The Bank's Board of Directors is composed of the same individuals as the Corporation's Board of Directors.

DIRECTORS		PRINCIPAL	YEAR FIRST
		OCCUPATION -	ELECTED
	AGE	PAST FIVE YEARS	A DIRECTOR

Richard G. Hill	69	Owner – R.G. Hill & Company,	1980
		a Real estate property management and brokerage firm in Central Contra Costa County

Reynold C. Johnson III	55	Chairman and CFO – Pacific Land	1981
		Enterprises Inc., a real estate development and investment corporation

Craig A. Lazzareschi	59	President – Greater Bay	1980
		Development Corp., a real estate development and investment company

Tom J. Mantor	51	President and COO – Bank of	1994
		Walnut Creek

John F. Nohr	65	President – Woodminster	1981
		Company Realtors - Developers

James L. Ryan	72	Chairman and CEO – Bank of	1980
		Walnut Creek and BWC Financial Corp.

John L. Winther	66	President – Delta Wetlands, Inc.	1981

The Board of Directors of the Corporation held twelve regular meetings and one special meeting during 2005. the Corporation's Board of Directors had no standing committees during 2005. All of the directors attended at least 75% of the meetings of the Board.

EXECUTIVE OFFICERS		POSITION WITH THE CORPORATION OR BANK
		AND PRINCIPAL OCCUPATION DURING
	AGE	THE PAST FIVE YEARS

James L. Ryan	72	Chief Executive Officer and Chairman.
		Has been CEO of the Bank since its inception in 1979.

Tom J. Mantor	51	President of the Bank and Chief Operating
		Officer since December 1993. Has been with the Bank since 1991.

Leland E. Wines	61	Executive Vice President and Chief
		Financial Officer. Has been with the Bank since 1983.

John R. Sheets	64	Executive Vice President, Chief Credit
		Officer. Has been with the Bank since August 2000.

Andrea L. Head	48	Executive Vice President, Real Estate
		Division. Has been with the Bank since 1983.

Audit Committee Members and Financial Expert (Sarbanes/Oxley)

Members of the Audit Committee are comprised of all outside directors. While the Audit Committee does not have a member who is a "financial expert" as defined by the Sarbanes-Oxley Act of 2002 (the "Act"), (such financial expert defined as a person who has, through education and experience as a public accountant or auditor or a principal financial officer, controller, or principal accounting officer of a company...), the Board of Directors believes that the level of financial knowledge and experience possessed by a number of the members of the Audit Committee is sufficient for the Audit Committee to properly carry out the duties, obligations, responsibilities and oversight intended by the Act. The Board does not believe that it is necessary to increase the number of Board members so as to add a person who would meet the "financial expert" definition.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the three fiscal years ended December 31, 2005, 2004 and 2004, the compensation paid to the Bank's executive officers.
					Long-Term
					Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other Annual	Restricted	Underlying	LTIP	All other
Name and			Bonus	Compensation	Stock	Options/	Payouts	Compensation
Principal Position	Year	Salary	(A)	(B)	Award(s)	SAR (#)		( c)
James L. Ryan	2005	$ 325,278	$ -	$ 29,250	-	-	-	-
Chief Executive Officer/	2004	$ 315,803	$ -	$ 27,000	-	-	-	-
Chairman of the Board	2004	$ 306,605	$ -	$ 31,500	-	-	-	-

Tom J. Mantor	2005	$ 189,636	$ -	$ 22,750	-	-	-	-
President/	2004	$ 184,113	$ -	$ 21,600	-	-	-	-
Chief Operating Officer	2004	$ 178,750	$ -	$ 24,500	-	-	-	-

Leland E. Wines	2005	$ 153,937	$ -	$ -	-	-	-	-
Executive Vice President/	2004	$ 149,453	$ -	$ -	-	-	-	-
Cashier/Chief Financial Officer	2004	$ 145,100	$ -	$ -	-	-	-	-

John Sheets	2005	$ 168,838	$ 30,325	$ -	-	-	-	-
Executive Vice President/	2004	$ 163,920	$ 16,995	$ -	-	-	-	-
Chief Credit Officer	2004	$ 159,135	$ 30,125	$ -	-	-	-	-

Andrea L. Head	2005	$ 143,222	$ 103,958	$ -	-	-	-	-
Executive Vice President/	2004	$ 139,050	$ 104,622	$ -	-	-	-	-
Real Estate Division	2004	$ 135,000	$ 105,145	$ -	-	-	-	-

(A) The Bank maintains an incentive bonus plan for executive officers. Under such plan, an incentive pool is created based upon the criterion of return on the Bank's average assets. The incentive pool is allocated based on salary and performance.
The amounts set forth above reflect bonuses paid in the current calendar year based on the prior year's performance.
The Bank paid bonuses to the named executive officers for the fiscal year ended December 31, 2005 during 2006.
(B) Amounts reflect Board of Director fees paid to such persons.
(C) Other compensation is paid, including profit sharing and matching contributions to the Bank's ESOP and Profit Sharing Plan.
In addition, employees may receive benefit from the use of a company automobile and the cost of membership in a country club.
The aggregate amount of such other compensation is not separately listed because it does not exceed the lesser of
$25,000 or 10% of the annual compensation reported for such persons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Corporation has only one class of stock issued and outstanding, that being its common stock. Information concerning the beneficial ownership of The Corporation’s common stock as of March 31, 2006, by each director, executive officer, and by the directors and officers of the Corporation and the Bank as a group, and by each person holding 5% or more of the Corporation’s stock, is set forth in the following table.

	Number
	of Shares			Total	Percent
Name of	Beneficially	Options	ESOP	Shares	of
Beneficial Owner	Owned(A)	Vested(B)	Shares(C)	(A)+(B)+(C)	Total(D)
Andrea L. Head	44,076	5,150	41,186	90,412	2.15%
Richard G. Hill	273,039	2,190	-	275,229	6.54%
Reynold C. Johnson III	218,912	2,190	-	221,102	5.26%
Craig A. Lazzareschi	45,757	2,190	-	47,947	1.14%
Tom J. Mantor	160,874	4,277	26,385	191,536	4.55%
John F. Nohr	123,598	2,190	-	125,788	2.99%
James L. Ryan	554,682	6,864	2,340	563,886	13.41%
John R. Sheets	-	2,562	3,154	5,716	0.14%
Leland E. Wines	100,029	4,167	51,134	155,330	3.69%
John L. Winther	113,973	2,190	-	116,163	2.76%

Officers and Directors
as a group (10 in number)	1,634,940	33,970	124,199	1,793,109	42.64%

BWC ESOP Plan (C)	269,160	-	-	269,160	6.40%

Total Shares and
Vested Options (D)	4,205,439

(A)

Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed. Includes all shares beneficially owned, whether directly or indirectly, individually or together with associates. Includes shares allocated through the BWC Employee Stock Ownership Plan and Trust.

(B)	Includes any shares of which beneficial ownership may be acquired within 60 days of March 31, 2006, by the exercise of stock options.

(C)

Substantially all eligible, salaried employees of the Corporation are covered by an Employee Stock Ownership and Savings Plan. Employees may, up to prescribed limits, contribute to the plan. Portions of such contributions are matched by the Corporation. The Corporation also may elect to make a discretionary contribution to the plan based on the Corporation's earnings. The expense for this plan, for both matching and discretionary contributions, was $485,000 in 2005. Amounts vary from year to year based on such factors as employees entering and leaving the plan, profits earned by the Corporation, and variances of estimates from the final results. This plan is administered by senior management members in accordance with the terms of the plan.

Includes all shares issued and outstanding plus vested options which may be exercised within 60 days of March 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank's current policy is one of not granting loans to its executive officers or directors, or the executive officers or directors of the Corporation or Bank, except that all directors are eligible to have a line of credit available to them with a maximum of $2,000 outstanding at any one time. Such line of credit is made available to the directors on the same terms and at the same interest rate as is available to all other qualified customers of the Bank. The Bank has had and expects to have banking transactions in the ordinary course of business with many of the principal shareholders of BWC and the Bank (and their associates), on substantially the same terms (including interest rates and collateral) as those prevailing for comparable transactions with others. No loan to any director, executive officer, or shareholder of the Corporation or the Bank (or their associates) has involved more than normal risk of collectibility or presented other unfavorable features. If loans were to be made to directors, executive officers, or principal shareholders of the Corporation or the Bank, then all such loans would be subject to the limitations prescribed by California Financial Code section 3370, et seq. and by the Financial Institutions Regulatory and Interest Rate Control Act of 1978, the principal effect of which is to require that any loan to a director, executive officer or principal shareholder be on non-preferential terms and, should all loans to that individual exceed $500,000 in the aggregate, be approved in advance by the Bank's Board of Directors. With respect to transactions other than loans, the Corporation and the Bank have had and expect to have such transactions in the ordinary course of business with many of its directors, executive officers, and principal shareholders (and their associates), but all such transactions have been and will be on substantially the same terms as those prevailing for comparable transactions with others.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2005 Audit Firm Fee Summary

The Corporation retained as its principal auditor, Moss Adams LLP, to provide services in the following categories and paid to Moss Adams LLP the following amounts for the years indicated:

a) Audit Fees	2005	2004
	$ 88,000	$ 75,000

The Audit Committee has considered whether the provision of non-audit services by the Corporation’s principal auditor is compatible with maintaining auditor independence and, after such consideration, the Audit Committee has determined that auditor independence was being maintained.

b) Audit-Related-Fees	2005	2004
	$ 10,250	$ 10,250

An annual audit of the financial statements of the Bank’s Employee Stock Ownership and Savings Plan, is required by law.

c) Tax Fees	2005	2004
	$ 8,500	$ 9,000

Moss Adams LLP reviews the Corporation’s quarterly tax estimates and prepares the annual tax filings to the IRS and Franchise Tax Board.

d) All Other Fees	2005	2004
	None	None

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3)	Exhibits:
See Index to Exhibits at page 63 of this Form 10-K.

                                                                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWC FINANCIAL CORP.

__________________________

By

Leland E. Wines

Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

___________________	Chairman of the Board	March 28, 2006
James L. Ryan	and Director

___________________	Executive Vice President and	March 28, 2006
Leland E. Wines	Chief Financial Officer

___________________	Director	March 28, 2006

Tom Mantor

___________________	Director	March 28, 2006

Richard G. Hill

___________________	Director	March 28, 2006

Reynold C. Johnson III

___________________	Director	March 28, 2006

Craig Lazzareschi

___________________	Director	March 28, 2006

John F. Nohr

___________________	Director	March 28, 2006

John L. Winther

                                                INDEX TO EXHIBITS

EXHIBIT	EXHIBIT NUMBER

Articles of Incorporation and Amendments	Refer to 10-K filing
of March 1995.

By-Laws	Refer to 10-K filing
of March 1995.

Consents of Independent Public Accountants:

Moss Adams LLP Consent dated March 30, 2006	23.1

Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1-31.2

Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	32.1-32.2

MOSS ADAMS LLP

CONSENT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation of our report dated March 30, 2006 incorporated by reference in this Form 10-K into the previously filed registration statements on Form S-8 for BWC Financial Corp.’s 1990 Stock Option Plan (Registration Statement File No. 33-35735) and 2000 Stock Option Plan (Registration Statement File No. 333-42830).

Moss Adams LLP

Stockton, California,

March 30, 2006

Exhibit 23.1

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

Date: March 28, 2006

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

e)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

f)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

g)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

h)

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

c)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 28, 2006

Leland E. Wines

EVP/CFO

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: March 28, 2006

________________________

JAMES L. RYAN

Chairman and CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: March 28, 2006

________________________

LELAND E. WINES

EVP/CFO & Corp. Secretary

Exhibit 32.2

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Corporation electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees' Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Corporation may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Corporation’s website: www.bowc.com. The Corporation posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Corporation’s website is incorporated into this Annual Report on Form 10-K.