Form 10-Q
period 2006-03-31
BWC FINANCIAL CORP
filed 2006-05-15
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

Commission File Number 0-10658

BWC FINANCIAL CORP.

Incorporated pursuant to the Laws of California

Internal Revenue Service – Employer Identification No. 94-262100

1400 Civic Drive, Walnut Creek, California 94596

(925) 932-5353

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer [	]	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	NO ☒

The number of shares of BWC Financial Corp. common stock as of May 12, 2006: 4,134,682 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and
	Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of
	Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits	24

	Signatures	25

	Certifications, EX-31.1 and 31.2	26-27

	EX-32.1 and 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	28

	Where you can find more information	29

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
In thousands	March 31,	December 31,	March 31,
Assets	2006	2005	2005
Cash and Due From Banks	$ 20,089	$ 16,511	$ 15,613
Federal Funds Sold	3,000	-	36,500
Other Short-term Investments	148	143	155
Total Cash and Cash Equivalents	23,237	16,654	52,268
Investment Securities:
Available-for-Sale	90,498	93,714	48,424
Held-to-Maturity (approximate fair value of
$11,800, $12,868, $17,752 respectively)	11,948	12,990	17,826

Loans	424,391	402,972	385,377
Allowance for Credit Losses	(7,511)	(7,493)	(7,694)
Net Loans	416,880	395,479	377,683
BWC Mortgage Services Loans-Held-for-Sale	5,473	7,274	10,899
Bank Premises and Equipment, Net	3,867	3,921	3,987
Interest Receivable and Other Assets	12,336	11,765	10,628
Total Assets	$ 564,239	$ 541,797	$ 521,715
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$ 148,407	$ 149,715	$ 142,196
Interest-bearing:
Money Market Accounts	183,640	168,391	167,874
Savings and NOW Accounts	59,166	60,874	56,399
Time Deposits:
Under $100,000	20,999	21,329	22,339
$100,000 or more	19,080	20,867	20,118
Total Interest-bearing	282,885	271,461	266,730
Total Deposits	431,292	421,176	408,926

Federal Funds Purchased	-	1,500	-
REPO Sweeps	6,309	-	-
Federal Home Loan Bank Borrowings	63,710	56,307	49,778
BWC Mortgage Services Borrowings	5,303	7,210	10,695
Interest Payable and Other Liabilities	4,955	4,516	4,114
Total Liabilities	511,569	490,709	473,513
Shareholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, none outstanding	-	-	-
Common Stock, no par value:
25,000,000 shares authorized; issued and outstanding -
4,129,029, 4,128,829 and 4,224,705 respectively	44,092	44,036	46,940
Retained Earnings	9,325	7,662	1,778
Accumulated other comprehensive loss, Net	(747)	(610)	(516)
Total Shareholders' Equity	52,670	51,088	48,202
Total Liabilities and Shareholders' Equity	$ 564,239	$ 541,797	$ 521,715
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
In thousands except per-share amounts.	For the Three Months Ended March 31,
Interest Income
Loans, Including Fees	$ 8,989	$ 7,373
Investment Securities:
Taxable	912	450
Non-taxable	85	121
Federal Funds Sold and other short-term investments	9	76
Total Interest Income	9,995	8,020

Interest Expense
Deposits	1,612	838
Federal Funds Purchased	57	4
REPO Sweeps	6	-
Federal Home Loan Bank Borrowings	736	524
BWC Mortgage Services	82	145
Other Borrowed Funds	5	1
Total Interest Expense	2,498	1,512

Net Interest Income	7,497	6,508
Provision For Credit Losses	-	-
Net Interest Income After Provision For Credit Losses	7,497	6,508

Noninterest Income
BWC Mortgage Services - Commissions	2,606	2,014
BWC Mortgage Services - Fees & Other	970	821
Service Charges on Deposit Accounts	188	212
Gains on Security Transactions	-	3
Other	371	352
Total Noninterest Income	4,135	3,402

Noninterest Expense
Salaries and Related Benefits	3,606	3,047
BWC Mortgage Services - Commissions	2,235	1,887
Occupancy	661	552
Furniture and Equipment	228	197
Other	1,512	1,332
Total Noninterest Expense	8,242	7,015
BWC Mortgage Services - Minority Interest	63	104

Income Before Provision for Income Taxes	3,327	2,791
Provision For Income Taxes	1,251	1,111
Net Income	$ 2,076	$ 1,680

Basic Earnings Per Share	$ 0.50	$ 0.40
Diluted Earnings Per Share	$ 0.50	$ 0.39

Weighted Average Basic Shares	4,128,868	4,228,838
Weighted Average Diluted Shares	4,182,253	4,284,146
The accompanying notes are an integral part of these consolidated statements.

5

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ending December 31, 2005, and March 31, 2006
In thousands except share amounts				Accumulated
				Other
	Number	Common	Retained	Comprehensive		Comprehensive
	of Shares	Stock	Earnings	Loss	Total	Income

Balance, January 1, 2005	4,228,459	$ 47,054	$ 436	$ (209)	$ 47,281

Net Income as of December 31, 2005	-	-	8,646	-	8,646	8,646
Other Comprehensive Income, net of tax
benefit of $245	-	-	-	(401)	(401)	(401)
Comprehensive Income	-	-	-	-	-	$ 8,245
Stock options exercised	32,525	437	-	-	437
Repurchase and retirement of shares by the
Corporation	(132,155)	(3,568)	-	-	(3,568)
Cash Dividend Paid	-	-	(1,420)	-	(1,420)
Tax benefit realized from the exercise of stock options	-	113	-	-	113
Balance, December 31, 2005	4,128,829	$ 44,036	$ 7,662	$ (610)	$ 51,088

Net Income as of March 31, 2006	-	-	2,076	-	2,076	2,076
Other Comprehensive Loss, net of tax
benefit of $88	-	-	-	(137)	(137)	(137)
Comprehensive Income	-	-	-	-	-	$ 1,939
Stock options exercised	200	4	-	-	4
Cash Dividend Paid	-	-	(413)	-	(413)
Stock Compensation		51			51
Tax benefit realized from the exercise of stock options	-	1	-	-	1
Balance, March 31, 2006	4,129,029	$ 44,092	$ 9,325	$ (747)	$ 52,670

The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Three Months
	Ended March 31,
OPERATING ACTIVITIES:	2006	2005
Net Income	$ 2,076	$ 1,680
Adjustments to reconcile net income to
net cash provided:
Provision for credit losses	-	-
Depreciation on fixed assets	128	179
Stock Compensation	51	-
Amortization and accretion on securities	6	(10)
Gain on sale of securities available-for-sale	-	(3)
Decrease in BWC Mtg. loans held-for-sale	1,801	4,067
Increase in interest receivable
and other assets	(486)	(353)
Increase in interest payable
and other liabilities	440	800
Net Cash provided by Operating Activities	4,016	6,360

Investing Activities:
Proceeds from the maturities of investment securities	3,523	5,525
Proceeds from the sale (call) of available-for-sale
investment securities	500	8,004
Loans originated, net of collections	(21,394)	(4,672)
Purchase of bank premises and equipment	(74)	(115)
Net Cash (used in) provided by Investing Activities	(17,445)	8,742

Financing Activities:
Net increase in deposits	10,116	15,987
Decrease in Federal Funds Purchased	(1,500)	-
Increase in REPO Sweeps	6,309	-
Increase in Federal Home Loan Bank Borrowings	7,403	6,465
Decrease in BWC Mortgage Services borrowings	(1,907)	(3,816)
Cash paid for the repurchase of common stock	-	(162)
Proceeds from the exercise of stock options	4	42
Cash Dividend Paid	(413)	(338)
Net Cash From Financing Activities	20,012	18,178

Cash and Cash Equivalents:
Increase in cash and cash equivalents	6,583	33,280
Cash and cash equivalents at beginning of year	16,654	18,988
Cash and Cash Equivalents at end of year	$ 23,237	$ 52,268
Additional Cash Flow Information:
Interest Paid	$ 2,462	$ 1,478
Income Taxes Paid	$ 330	$ -
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2005 10-K. The results of operations for the three months ended March 31, 2006, and the results of interm periods presented, are not necessarily indicative of the operating results for the full year.

2: INVESTMENT SECURITIES

An analysis of the investment security portfolio at March 31, 2006 follows:
In thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U.S. Treasury Securities	$ 261	$ -	$ 8	$ 253
Securities of U.S. Government Agencies	71,863	-	771	71,092
Taxable Securities of State and
Political Subdivisions	16,451	-	348	16,103
Corporate Debt Securities	3,132	-	82	3,050
Total	91,707	-	1,209	90,498
Held-to-maturity
Obligations of State and Political Subdivisions	11,948	11	159	11,800
Total Investment Securities	$ 103,655	$ 11	$ 1,368	$ 102,298

In 2006 the Corporation received $500,000 in proceeds from sale (call) of available-for-sale investment securities.
There were no realized gains or losses on sales of available-for-sale investments securities

The maturities of the investment securities portfolio at March 31, 2006 follow:
In thousands	Held-to-maturity
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 4,242	$ 4,220	3.38%
After one year through five years	7,249	7,120	3.86%
Over five years through ten years	457	460	5.13%
Total	$ 11,948	$ 11,800	3.81%

	Available-for-Sale
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 42,748	$ 42,517	3.37%
After one year through five years	48,959	47,981	3.08%
Total	$ 91,707	$ 90,498	3.17%

At March 31, 2006 securities with a book value of $17,871,251 were pledged to secure public deposits.
Market value of these same securities on that date was $17,458,088.

Unrealized losses in the portfolio have increased due to the rising interest rates in the market which drive down the fair value of the underlying securities. The following table reflects the unrealized loss position within the Corporation’s investment portfolio.

SECURITY UNREALIZED LOSS POSITIONS

The following summarizes temporarily impaired investment securities at March 31, 2006

In thousands

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Treasury Securities and Securities
of U.S. Government Agencies	$ 34,660	$ 182	$ 36,684	$ 597	$ 71,344	$ 779
Obligations of State and Political
Subdivisions	4,220	23	7,580	136	11,800	159
Taxable Obligations of State and
Political Subdivisions	5,857	23	10,246	325	16,103	348
Corporate debt securities	2,000	26	1,051	56	3,051	82
Total temporarily impaired securities	$ 46,737	$ 254	$ 55,561	$ 1,114	$102,298	$ 1,368

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Corporation has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2006, there are approximately 94 investment securities with unrealized losses. The Corporation has the ability and intent to hold these securities until their maturity and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

3. ALLOWANCE FOR CREDIT LOSSES
In thousands
	For the Three Months Ended
	March 31,
	2006	2005
Total loans outstanding at end of
period, before deducting allowance
for credit losses (1)	424,391	385,377

Allowance for credit losses at
beginning of period	7,493	7,670

Charge-offs	(2)	(10)
Recoveries	20	34
Net (charge-offs)/recoveries	18	24

Provisions	-	-
Allowance for credit losses at
end of period	$ 7,511	$ 7,694
Ratio of allowance for credit
losses to loans	1.77%	2.00%

4.	COMPREHENSIVE INCOME

The components of other comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows:
In thousands	2006	2005
Unrealized loss arising during the period,
net of tax	$ (137)	$ (305)
Reclassification adjustment for net realized
gains of securities available-for-sale included
in net income during the year, net of tax	-	2

Net unrealized loss included in other
comprehensive loss.	$ (137)	$ (307)

5.	BUSINESS SEGMENTS

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

Summarized financial information for the periods ended March 31, 2006 and 2005 concerning the Corporation’s reportable segments is shown in the following table.

For the Three Months
Ended 03/31/2006	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 9,707	$ 303	$ (15)	$ 9,995
Commissions Received	-	2,606	-	2,606
Total Interest Expense	2,420	92	(14)	2,498
Salaries & Benefits	2,785	821	-	3,606
Commissions Paid	-	2,235	-	2,235
Segment Profit before Tax	3,294	126	(93)	3,327
Total Assets	$ 557,024	$ 7,883	$ (668)	$ 564,239

For the Three Months
Ended 03/31/2005	Community	Mortgage
In thousands	Banking	Services	Adjustments	Total
Total Interest Income	$ 7,673	$ 353	$ (6)	$ 8,020
Commissions Received	-	2,014	-	2,014
Total Interest Expense	1,371	147	(6)	1,512
Salaries & Benefits	2,474	573	-	3,047
Commissions Paid	-	1,887	-	1,887
Segment Profit before Tax	2,759	209	(177)	2,791
Total Assets	$ 509,924	$ 13,200	$ (1,409)	$ 521,715

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation

(“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related implementation guidance. On January 1, 2006, the Corporation adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB Opinion No. 25 to account for our employee stock options. Accordingly, no compensation expense was recognized for options granted in connection with the issuance of stock options under our Stock Option Plan for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R will result in our recording compensation expense for employee stock options.

The pre-tax share-based employee compensation expense recorded in the 2006 first quarter was approximately $51,000 with a corresponding deferred tax benefit of $3,000. The total remaining compensation costs associated with current options granted is $462,714. It is estimated, at this time, that this expense will average $44,000 in the second quarter and $43,000 subsequent quarters of 2006. Additionally, we do not expect to grant any employee options until late in the fourth quarter. Although such impact is not expected to be material, the impact cannot be reasonably estimated because it will depend on certain factors which are not fully known at this time.

During the three months ended March 31, 2006, the stock option activity under our 2000 Stock Option Plan was as follows:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)
Outstanding, January 1, 2006	156,267	$ 19.25
Granted	-	$ -
Exercised	200	$ 20.04
Forfeited	-	$ -
Outstanding, March 31, 2006	156,067	$ 18.96	6.46	$ 2,503
Options exercisable as of March 31, 2006	93,476	$ 15.74	5.22	$ 1,800

Other information pertaining to option activity during the three month periods ended March 31, 2006 and March 31, 2005 was as follows:

	March 31, 2006	March 31, 2005
Weighted average grant-date fair value of stock options granted:	Not applicable	Not applicable
Total fair value of stock options vested:	$ 104,000	$ 156,000
Total intrinsic value of stock options exercised:	$ 3,000	$ 17,000

Under the Corporation’s 2000 Stock Option Plan, approved by shareholders in May of 2000, 463,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vest over a five (5) year period from the option grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The bases of the assumptions used are as follows: Expected volatilities are based on historical volatility of the Corporation’s stock. The Corporation uses historical data to estimate option exercise and employee termination within the valuation model and the expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Results for the 2005 first quarter have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plan been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first quarter would have been the pro forma amounts indicated below:

For the Three Months Ended
In thousands except per-share amounts
2005
Net income, as reported	$ 1,680
Deduct: Total stock-based compensation expense
determined under the fair-value-based method
for all awards, net of related taxes	39
Pro forma net income	$ 1,641

Basic income per share, as reported	$ 0.40
Pro forma basic income per share	$ 0.39

Diluted income per share, as reported	$ 0.39
Pro forma diluted income per share	$ 0.38

Weighted Average Basic Shares	4,228,838
Weighted Average Diluted Shares	4,284,146

Adjusted for the 10% stock dividend declared December 2004.

The Corporation’s policy is to issue new shares when options granted are exercised.

7. EARNINGS PER SHARE

The Corporation computes earnings per share (EPS) in accordance with SFAS No. 128, "Earnings per Share."
SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents.

	For the Period Ended March 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$ 2,076,000
Basic EPS:
Net earnings available to
common shareholders	2,076,000	4,128,868	$ 0.50
Effect of Dilutive Securities:
Stock options	-	53,385
Diluted EPS:
Net earnings available to common
shareholders plus assumed conversions	$ 2,076,000	4,182,253	$ 0.50

15

	For the Period Ended March 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	$ 1,680,000
Net income
Basic EPS:
Net earnings available to	1,680,000	4,228,838	$ 0.40
common shareholders
Effect of Dilutive Securities:	-	55,308
Stock options
Diluted EPS:
Net earnings available to common
shareholders plus assumed conversions	$ 1,680,000	4,284,146	$ 0.39

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Selected Financial Data - Summary:
The following table provides certain selected consolidated financial data as of and for the three month periods ended March 31, 2006 and 2005.
	Quarter Ended
SUMMARY INCOME STATEMENT	March 31,
(Unaudited in thousands except share data)	2006	2005

Interest Income (not taxable equivalent)	$ 9,995	$ 8,020
Interest Expense	2,498	1,512
Net Interest Income	7,497	6,508
Provision for Credit Losses	-	-
Net Interest Income after allowance for credit losses	7,497	6,508
Non-interest Income	4,135	3,402
Non-interest Expense	8,242	7,015
Minority Interest	63	104
Income before income taxes	3,327	2,791
Provision for income taxes	1,251	1,111
Net Income	$ 2,076	$ 1,680

Per share:
Net Income - basic	$ 0.50	$ 0.40
Net Income - diluted	$ 0.50	$ 0.39
Weighted avg. shares used in Basic E.P.S calculation	4,128,868	4,228,838
Weighted avg. shares used in Diluted E.P.S calculation	4,182,253	4,284,146
Cash dividends	$ 0.10	$ 0.08
Book value at period end	$ 12.76	$ 11.41
Ending Shares	4,129,029	4,224,705

Selected Financial Data – Summary – Cont:
Financial Ratios:	2006	2005
Return on Average Assets	1.55%	1.40%
Return on Average Equity	16.24%	14.33%
Net Interest Margin (taxable equivalent yield)	5.90%	5.59%
Net loan losses (recoveries) to avg. loans	0.00	(0.00)
Efficiency Ratio (Bank only)	57.70%	59.29%

SUMMARY BALANCE SHEET
In thousands
Assets:	2006	2005
Cash and Equivalents	$ 23,237	$ 52,268
Investments	102,446	66,250
Loans	424,391	385,377
Allowance for Credit Losses	(7,511)	(7,694)
BWC Mortgage Services
Loans Held-for-Sale	5,473	10,899
Other Assets	16,203	14,615
Total Assets	$ 564,239	$ 521,715

Deposits	$ 431,292	$ 408,926
REPO Sweeps	$ 6,309	$ -
FHLB Borrowings	63,710	49,778
BWC Mortgage Services Borrowings	5,303	10,695
Other Liabilities	4,955	4,114
Total Liabilities	511,569	473,513

Equity	52,670	48,202
Total Liabilities and Equity	$ 564,239	$ 521,715

General

Prime rate averaged 7.43% during the first quarter of 2006, compared to 5.44% for the first quarter of 2005, an increase of 1.99% between the comparable quarters. Due to the Corporation’s asset-sensitive position, the increase in interest rates has resulted in a broadening of the Corporation’s net interest margin which averaged 5.90% for the first quarter of 2006, as compared to 5.59% in 2005. Continued increases in interest rates will have a positive effect on net interest income in 2006.

Total assets of the Corporation at March 31, 2006 of $564,239,000 increased $42,524,000, or 8%, as compared to March 31, 2005. Total loans of the Bank of $424,391,000 at March 31, 2006 increased $39,014,000, or 10%, during the same period. BWC Mortgage Services began a Mortgage Banking service in April 2003 and their Loans Held-for-Sale as of March 31, 2006 was $5,473,000 as compared to $10,899,000 as of March 31, 2005. Offsetting this was a decline in BWC Mortgage Services borrowings of $5,392,000 to $5,303,000 as of March 31, 2006 from the prior period in 2005. This decrease in both Loans Held-for-Sale and borrowings is primarily related to an “early purchase program” they participate in, which allows them to immediately sale their loans to their warehouse lender and reduce their borrowings accordingly. Almost half of their loans are being sold in this program. Total deposits of $431,292,000 increased $22,366,000, or 5.5%, during the same period.

The Corporation’s loan-to-deposits, plus REPO-Sweeps plus-FHLB borrowings ratio as of March 31, 2006 and 2005 was 84% in both periods. REPO Sweeps represent business deposits which have been swept from their deposit accounts into an overnight collateralized borrowing account, by the Bank. Interest is paid to the depositors on these sweep arrangements. A significant portion of the Bank’s commercial real-estate lending is fixed-rate and funded, not by deposits, but by fixed-rate borrowings, of similar duration, from the Federal Home Loan Bank. A yield maintenance provision is incorporated in the Bank’s loan documents, to its borrowers, so that in the event of prepayment of the borrower’s loan, the borrower’s prepayment charges will be sufficient to cover the charges assessed by the FHLB when the Bank prepays the supporting loan from the FHLB.

Since the beginning of the year, total assets have increased $22,442,000, or approximately 4%, of which $21,419,000 was in the Bank’s loan portfolio. The majority of the increase was in construction real estate loans, which increased $10,470,000 and in commercial real estate loans, which increased $9,118,000. The Corporation has allowed its Fed Funds Sold position to grow because the increasing rate environment provides the opportunity to make longer-term investments at higher rates in the future.

Net Income

Net income for the first three months in 2006 of $2,076,000 reflects an increase of $396,000 from the first three months in 2005. This represented a return on average assets during the quarter of 1.55% as compared to 1.40% in 2005, and a return on average equity of 16.24% as compared to 14.33% in 2005. The increase in rates of return is the result of the continued increases in the prime and market rates from their historically low levels during 2004. Since most of the Corporation’s loans are indexed to the prime rate, increases in this index result in increases in the Corporation’s return on assets to a greater extent than increases in its interest-bearing deposits and borrowings.

Earning assets averaged $520,024,000 during the first quarter of 2006, an increase of $42,872,000 from the comparable period in 2005. During this same period, loans of the Bank averaged $410,127,000, an increase of $28,894,000 over 2005; and loans of BWC Mortgage Services averaged $5,191,000, a decrease of $5,750,000 from the comparable period of 2005. Deposits averaged $421,048,000, an increase of $22,968,000 from 2005. FHLB fixed-rate borrowings and other borrowings averaged $64,416,000 during the first quarter of 2006, an increase of $19,974,000 over 2005. Borrowings of BWC Mortgage Services averaged $5,191,000 during the first quarter of 2006, a decrease of $5,752,000 from the first quarter of 2005.

Diluted earnings per average common share and common equivalent shares for the first three months of 2006 were $0.50 as compared to $0.39 for 2005.

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

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the three-month period ended March 31, 2006 and 2005.

		Quarter			Quarter
		Ended March 31,			Ended March 31,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
EARNING ASSETS:	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loans (3,4,5)	$ 410,127	$ 8,697	8.60%	$ 381,233	$ 7,024	7.47%
Investment Securities, Fed Funds, Other (2)	104,706	1,005	4.13%	84,978	647	3.38%
BWC Mtg Banking - Loans	5,191	293	22.89%	10,941	349	12.94%
TOTAL EARNING ASSETS	$ 520,024	$ 9,995	7.84%	$ 477,152	$ 8,020	6.87%

INTEREST-BEARING LIABILITIES:	Avg.Volume	YTD Int.	Rate	Avg.Volume	YTD Int.	Rate
Interest-bearing Deposits	$ 276,697	$ 1,612	2.36%	$ 263,256	$ 838	1.29%
FHLB & Other Borrowings - Bank	64,415	799	5.03%	44,441	528	4.82%
BWC Mortgage Services - Borrowings	5,191	87	6.80%	10,943	146	5.41%
TOTAL INTEREST-BEARING LIABILITIES	$ 346,303	$ 2,498	2.93%	$ 318,640	$ 1,512	1.92%

NET EARNING ASSETS, NET INTEREST
INCOME AND NET INTEREST MARGIN	$ 173,721	$ 7,497	5.90%	$ 158,512	$ 6,508	5.58%

1.	Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.	Amounts calculated on a fully tax-equivalent basis where appropriate (2006 and 2005 Federal Statutory Rate was 34%).
3.	Nonaccrual loans were $0 as of March 31, 2006 and 2005. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
4.	Average loans are net of average deferred loan origination fees of $1,463,000 and $1,220,000 in 2006 and 2005, respectively.
5.	Loan interest income includes loan origination fees of $678,000 and $786,000 in 2006 and 2005, respectively.

Net interest income during the first three months of 2006 was $7,497,000, or $989,000 greater than the comparable period in 2005. This increase is the result of increase in both volume and rate of earning assets. An analysis of the changes indicates that net interest income increased $285,000 due to volume and $703,000 due to increases in rates.

20

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

The ratios of the allowance for credit losses to total loans as of March 31, 2006 was 1.77%, as compared to 2.00% for the period ending March 31, 2005. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of March 31, 2006 the Corporation had $6,555,000 in allocated reserves and $956,000 in unallocated reserves as compared to $926,000 the prior year and $1,270,000 as of December 31, 2005. The Corporation’s management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net credit recoveries of $18,000 during the first quarter of 2006, as compared to net credit recoveries of $24,000 during the comparable period in 2005.

The following table provides information on past-due and nonaccrual loans:

For the Three Months Ended March 31,

	2006	2005
Loans Past Due 90 Days or More	$ --	$27,000
Nonaccrual Loans	--	--
Total	$ --	$27,000

As of March 31, 2006 and 2005, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2006 remains uncollected. Interest foregone on nonaccrual loans was approximately $0 as of March 31, 2006 and March 31, 2005.

The Allowance for Loan and Lease Loss Reserve Methodology requires that certain loans be reviewed under the directives of the Federal Financial Institutions Examination Council’s (FFIEC) policy statement dated July 6, 2001, and FASB 114, to determine whether or not the loan is impaired and necessitates a Specific Reserve. By Bank policy all loans and leases that are classified Substandard (Risk Rating 6) or Doubtful (Risk Rating 7) are reviewed to determine if they are impaired. An impaired loan, defined by FASB 114, is one which “based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement”. All amounts due according to the contractual terms means “that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement”.

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

Noninterest Income

Noninterest income during the first quarter of 2006 of $4,135,000, was $733,000 more than during the comparable quarter of 2005. BWC Mortgage Services had an increase in commission income of $592,000, which is related to greater number of brokerage loans during the first quarter of 2006 as compared to 2005. The number of broker loans in the first quarter of 2006 was 695 as compared to 532 in the comparable quarter of 2005. Commissions are related to brokerage activity as opposed to mortgage banking activities. The Corporation reflected a decrease in service charges of $24,000 from the prior year, related to its free checking program and the increasing earning credit on business accounts, related to higher interest rates. Fee income from other sources increased $19,000 during the comparable periods.

Noninterest Expense

Noninterest expense during the first quarter of 2006 was $8,242,000, which was $1,227,000 greater than during the comparable quarter of 2005. The increase in 2006 was primarily related to increases in salaries and related benefits, which was $559,000 over the first quarter of 2005. This increase is related to the continued growth and increased activity of the Corporation, on the increases in medical costs, on the provision for probable bonuses and on merit and cost-of-living increases. The Bank averaged 118 FTE during the first quarter of 2006 as compared to 113 during the same period in 2005.

BWC Mortgage Services commissions paid were up $348,000 from the first quarter of 2005, which is again related to a higher number of broker related loans, as opposed to mortgage banking.

Occupancy expense of $661,000 increased $109,000 during the first quarter of the current year, as compared to the prior year.

Furniture and equipment expense of $228,000 was up $31,000 from the prior year.

Other expenses of $1,512,000 increased $180,000 from the prior year.

These increases in noninterest expenses are primarily a reflection of the continued growth and increased activity of the Corporation as well as general increases in the cost of goods, services and property.

Other Real Estate Owned

As of March 31, 2006, the Corporation had no “other real-estate-owned” assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at March 31 for both 2006 and 2005. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of March 31, 2006, December 31, 2005, and March 31, 2005.

Risk-based capital ratios:	Capital Ratios
Minimum
Current guidelines	March 31,	December 31,	March 31,	Regulatory
	2005	2005	2005	Requirements
Tier 1 capital	10.95%	10.83%	10.73%	4.00%
Total capital	12.19%	12.07%	11.97%	8.00%
Leverage ratio	9.94%	9.23%	9.98%	3.00%

Off-Balance Sheet Commitments:

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

A schedule of significant commitments at March 31, 2006 follows:
In thousands
Commitments to extend credit:
Unused real estate construction commitments	$ 49,996
Unused commercial loan commitments	77,556
Revolving home equity and credit card lines	66,621
Standby letters of credit	3,811
Total	$ 197,984

Liquidity

The objective of liquidity management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance-sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or the Corporation may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The Corporation’s securities portfolio has an average duration of approximately two years, with $41,386,000 maturing during the balance of 2006. The Bank can also raise liquidity through the sale of Commercial Real Estate loans.

An additional liquidity source began during the second quarter of 2003 with the creation of mortgage banking services provided through BWC Mortgage Services. This activity, supported by borrowings under lines-of-credit, created a pre-sold pool of mortgages reflected on the balance sheet as “Loans Held-for-Sale”. The average duration of these loans is three weeks before they are converted to cash and, therefore, it represents a source of liquidity for the Corporation. Cash, investment securities, Loans Held-for-Sale, and other temporary investments represent 23%, 24% and 25% of total assets at March 31, 2006, December 31, 2005 and March 31, 2005.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Consolidated Statement of Cash Flows, the largest source of funds was in financing activities, from deposit growth for the period ended March 31, 2006, which increased liquidity by $10,116,000 compared to an increase of $15,987,000 in 2005. The primary area of uses of funds was in investing activities from the origination of loans which increased $21,394,000 since the first of the year, as compared to $4,672,000 during the first quarter of 2005. Refer to the Statement of Cash Flows for additional information on sources and uses of cash.

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

Core deposits, the most significant source of funding, comprised approximately 73%, 74% and 75% as of March 31, 2006, December 31, 2005 and March 31, 2005.

The Corporation’s management has an effective asset and liability management program, and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks, Federal Fund lines of credit totaling $30,000,000. In addition, the Corporation has approximately $35,959,000 in secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation can also raise funds through the sale of SBA and Commercial Real Estate loans into the secondary market.

At the holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns on investment from its subsidiaries.

During the past two years, the primary source of funding for the holding company has been receipts from dividends, stock options exercised, and returns on investment from its subsidiaries. No dividends were declared from the subsidiaries of the Corporation to the holding company in the first quarter of 2006 or 2005. The subsidiaries also provided liquidity to the Corporation in the form of returns of capital during the first quarter of 2006 and 2005 of $2,106,000 and $1,752,000, respectively. As of January 1, 2006, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $19,158,000, versus $13,410,000 at January 1, 2005. The subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the holding company.

Funds are available from a number of off-balance sheet sources, including the Federal Home Loan Bank, the Federal Reserve Bank, the Federal Funds borrowing lines the Bank has, and the capital markets. The liquidity position is continually monitored and reported on monthly to the Asset/Liability Management Committee.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk:

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of March 31, 2006 estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,178,000, which is 3.87% of 2006 annualized net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of March 31, 2006. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

Repricing within:	3	3-6	12	1-5	Over 5
In thousands	Months	Months	Months	Years	Years	Totals
Assets:
Federal Funds Sold & Short-term
Investments	$ 3,048	$ 100	$ -	$ -	$ -	$ 3,148
Investment securities	12,389	11,628	22,741	55,231	457	102,446
Construction & Real Estate Loans	141,670	26,645	6,251	39,897	50,552	265,015
Commercial Loans	69,678	12,750	1,401	8,222	3,432	95,483
Installment Loans	43,390	5	8	28	-	43,431
Leases	2,972	2,208	4,199	11,083	-	20,462
BWC Mortgage Loans Held-for-Sale	5,473	-	-	-	-	5,473
Interest-bearing assets	$ 278,620	$ 53,336	$ 34,600	$ 114,461	$ 54,441	$ 535,458

Liabilities:
Money market accounts	$ 91,820	$ 91,820	$ -	$ -	$ -	$ 183,640
Time deposits <$100,000	8,587	6,127	4,882	1,403	-	20,999
Time deposits >$100,000	7,235	4,816	5,977	1,052	-	19,080
REPO Sweeps	6,309		-	-	-	6,309
Federal Home Loan Bank Borrowings	417	422	860	12,932	49,079	63,710
BWC Mortgage Services Borrowings	5,303	-	-	-	-	5,303
Interest-bearing liabilities	$ 119,671	$ 103,185	$ 11,719	$ 15,387	$ 49,079	$ 299,041

Rate-sensitive gap	$ 158,949	$ (49,849)	$ 22,881	$ 99,074	$ 5,362	$ 236,417
Cumulative rate-sensitive gap	$ 158,949	$ 109,100	$ 131,981	$ 231,055	$ 236,417

Cumulative rate-sensitive ratio	2.33	1.49	1.56	1.92	1.79

ITEM 4. Controls and Procedures:

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation’s periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13(a)-15(f), occurred during the fiscal quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Risk factors are determined to be the same as set forth in the Corporation’s 10-K statement for 2005.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

A $.10 per share cash dividend was declared by the Board of Directors on January 31, 2006 to Shareholders of Record as of February 3, 2006 and again on April 25, 2006 to Shareholders of Record as of May 11 2006.

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

BWC FINANCIAL CORP.

(Registrant)

May 12, 2006

___________________________	_________________________________
Date	James L. Ryan
Chairman and Chief Executive Officer

May 12, 2006

______________________	________________________________
Date	Leland E. Wines
CFO and Corp. Secretary

Certification:

I, Leland E. Wines, EVP/CFO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

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

Date: May 12, 2006

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

Date: May 12, 2006

James L. Ryan

Chairman and CEO

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 12, 2006

________________________

LELAND E. WINES

EVP/CFO & Corp. Secretary

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: May 12, 2006

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