Form 10-Q
period 2006-06-30
BWC FINANCIAL CORP
filed 2006-08-11
CIK 353650

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

The number of shares of BWC Financial Corp. common stock as of July 31, 2006: 4,152,446 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and
	Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of
	Security Holders	26

Item 5	Other Information	26

Item 6	Exhibits	26

	Signatures	27

	Certifications, EX-31.1 and 31.2	28-29

	EX-32.1 and 32.2 Certification Pursuant to 18 U.S.C. Sec. 1350	30

	Where you can find more information	31

BWC FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
In thousands	June 30,	December 31,	June 30,
Assets	2006	2005	2005
Cash and Due From Banks	$ 15,835	$ 16,511	$ 16,660
Federal Funds Sold	13,000	-	41,100
Other Short-term Investments	157	143	118
Total Cash and Cash Equivalents	28,992	16,654	57,878
Investment Securities:
Available-for-Sale, fair value	78,207	93,714	47,912
Held-to-Maturity (approximate fair value of $11,501,
$12,868, $15,545, respectively)	11,684	12,990	15,564
Loans	442,634	402,972	392,403
Allowance for credit losses	(7,428)	(7,493)	(7,475)
Net Loans	435,206	395,479	384,928
BWC Mortgage Services Loans-Held-for-Sale	-	7,274	30,027
Bank Premises and Equipment, Net	3,353	3,921	4,008
Interest Receivable and Other Assets	12,524	11,765	11,371
Total Assets	$ 569,966	$ 541,797	$ 551,688

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$ 145,171	$ 149,715	$ 144,353
Interest-bearing:
Now Accounts	39,956	45,984	41,340
Money Market Accounts	183,133	168,391	169,470
Savings Accounts	14,544	14,890	15,723
Time Deposits:
Under $100,000	19,609	21,329	22,436
$100,000 or more	19,625	20,867	22,156
Total Interest-bearing	276,867	271,461	271,125
Total Deposits	422,038	421,176	415,478
Federal Funds Purchased	-	1,500	-
Repurchase Agreements	27,412	-	-
Federal Home Loan Bank Borrowings	63,293	56,307	53,998
BWC Mortgage Services Borrowings	-	7,210	30,107
Interest Payable and Other Liabilities	2,387	4,516	3,606
Total Liabilities	515,130	490,709	503,189
Shareholders' Equity
Preferred Stock, no par value:
5,000,000 shares authorized, none outstanding	-	-	-
Common Stock, no par value:
25,000,000 shares authorized; issued and outstanding -
4,152,306, 4,128,829 and 4,171,213 respectively	44,523	44,036	45,404
Retained Earnings	11,142	7,662	3,423
Accumulated other comprehensive loss	(829)	(610)	(328)
Total Shareholders' Equity	54,836	51,088	48,499
Total Liabilities and Shareholders' Equity	$ 569,966	$ 541,797	$ 551,688
The accompanying notes are an integral part of these consolidated statements. 2005 figures include balances from discontinued
Subsidiary, See Note 9.

BWC FINANCIAL CORP.	For the Three Months		For the Six Months
CONSOLIDATED STATEMENTS OF INCOME	Ended June 30,		Ended June 30,
In thousands except per-share amounts	2006	2005	2006	2005
Interest Income
Loans, including Fees	$ 9,521	$ 7,532	$ 18,222	$ 14,557
Investment Securities:
Taxable	859	372	1,771	822
Non-taxable	83	159	168	280
Federal Funds Sold & Other short-term investments	88	169	97	245
Total Interest Income	10,551	8,232	20,258	15,904

Interest Expense
Deposits	1,872	1,111	3,493	1,953
Federal Funds Purchased	38	-	95	4
Repurchase Agreements	189	-	195
FHLB Borrowings	813	611	1,549	1,135
Total Interest Expense	2,912	1,722	5,332	3,092

Net Interest Income	7,639	6,510	14,926	12,812
Provision for Credit Losses	-	-	-	-
Net Interest Income After Provision For Credit Losses	7,639	6,510	14,926	12,812

Noninterest Income
Service Charges on Deposit Accounts	194	200	382	412
Gain on Security Transactions	-	-	-	3
Other	400	403	772	755
Total Noninterest Income	594	603	1,154	1,170

Noninterest Expense
Salaries and Related Benefits	2,670	2,409	5,455	4,883
Occupancy	454	440	900	859
Furniture and Equipment	169	164	333	316
Other	1,526	1,104	2,714	2,242
Total Noninterest Expense	4,819	4,117	9,402	8,300

Income From Continuing
Operations Before Provision for Income Taxes	3,414	2,996	6,678	5,682
Provision for Income Taxes	1,287	1,159	2,514	2,231
Income From Continuing Operations	$ 2,127	$ 1,837	$ 4,164	$ 3,451
Income from Operations of Discontinued Subsidiary
Before Provision for Income Taxes	$ 20	$ 235	$ 83	$ 341
Provision for Income Taxes	9	90	33	130
Income From Discontinued Operations	$ 11	$ 145	$ 50	$ 211
Total Net Income	$ 2,138	$ 1,982	$ 4,214	$ 3,662

Basic Earnings Per Share - Continuing Operations	$ 0.52	$ 0.44	$ 1.01	$ 0.82
Diluted Earnings Per Share - Continuing Operations	$ 0.51	$ 0.43	$ 1.00	$ 0.81
Basic Earnings Per Share - Discontinued Operations	$ 0.00	$ 0.03	$ 0.01	$ 0.05
Diluted Earnings Per Share - Discontinued Operations	$ 0.00	$ 0.03	$ 0.01	$ 0.05
Total Basic Earnings Per Share	$ 0.52	$ 0.47	$ 1.02	$ 0.87
Total Diluted Earnings Per Share	$ 0.51	$ 0.46	$ 1.01	$ 0.86
Weighted Average Basic Shares	4,137,935	4,197,791	4,133,402	4,213,315
Weighted Average Diluted Shares	4,179,895	4,255,761	4,181,074	4,269,954
The accompanying notes are an integral part of these consolidated statements.

5

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the periods ended December 31, 2005, and June 30, 2006
In thousands except share amounts				Accumulated
				Other
	Number	Common	Retained	Comprehensive		Comprehensive
	of Shares	Stock	Earnings	Loss	Total	Income

Balance, January 1, 2005	4,228,459	$ 47,054	$ 436	$ (209)	$ 47,281

Net Income as of December 31, 2005	-	-	8,646	-	8,646	8,646
Other Comprehensive Loss, net of tax
benefit of $246	-	-	-	(401)	(401)	(401)
Comprehensive Income	-	-	-	-	-	$ 8,245
Stock options exercised	32,525	437	-	-	437
Repurchase and retirement of shares by the
Corporation	(132,155)	(3,568)	-	-	(3,568)
Cash Dividend Paid	-	-	(1,420)	-	(1,420)
Tax benefit realized from the exercise of stock options	-	113	-	-	113
Balance, December 31, 2005	4,128,829	$ 44,036	$ 7,662	$ (610)	$ 51,088

Net Income as of June 30, 2006	-	-	4,214	-	4,214	4,214
Other Comprehensive Loss, net of tax
benefit of $135	-	-	-	(219)	(219)	(219)
Comprehensive Income	-	-	-	-	-	$ 3,995
Stock options exercised	23,477	345	-	-	345
Cash Dividend Paid	-	-	(826)	-	(826)
Stock compensation		-	92		92
Tax benefit realized from the exercise of stock options	-	142	-	-	142
Balance, June 30, 2006	4,152,306	$ 44,523	$ 11,142	$ (829)	$ 54,836
The accompanying notes are an integral part of these consolidated statements.

BWC FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands	For the Six Months Ended June 30,
OPERATING ACTIVITIES:	2006	2005
Net Income	$ 4,214	$ 3,662
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Depreciation on fixed assets	790	369
Stock Compensation	93	-
Amortization and accretion on securities	361	272
Tax benefit from exercise of stock options	(142)	(99)
Gain on sale of securities available-for-sale	-	(3)
Increase in accrued interest receivable
and other assets	(759)	(952)
(Decrease)/increase in accrued interest payable and other liabilities	(2,129)	292
Net Cash Provided by Continuing Operations	2,428	3,541
Net Cash Provided by(Used in) from Discontinued Subsidiary	7,274	(15,061)
Net Cash Provided by(Used in) from Operating Activities	9,702	(11,520)

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	15,884	11,733
Proceeds from the sale/(call) of available-for-sale
investment securities	500	21,176
Purchase of investment securities	-	(16,752)
Loans originated, net of collections	(39,727)	(11,916)
Purchase of bank premises and equipment	(232)	(326)
Net Cash Provided by(Used in) Investing Activities	(23,575)	3,915

FINANCING ACTIVITIES:
Net increase in deposits	862	22,539
Decrease in Federal Funds Purchased	(1,500)	-
Increase in Repurchase Agreements	27,412	-
Increase in Federal Home Loan borrowings	6,986	10,685
Excess tax benefit from the exercise of stock options	142	99
Proceeds from issuance of common stock	345	289
Cash paid for the repurchase of common stock	-	(2,038)
Cash dividends paid	(826)	(675)
Net Cash Provided by Financing Activities	33,421	30,899
Net Cash (Used in)Provided by Discontinued Subsidiary	(7,210)	15,596
Net Cash Provided from Financing Activities	26,211	46,495
CASH AND CASH EQUIVALENTS:
Increase in cash and cash equivalents	12,338	38,890
Cash and cash equivalents at beginning of year	16,654	18,988
Cash and Cash Equivalents at period end	$ 28,992	$ 57,878
ADDITIONAL CASH FLOW INFORMATION:
Interest Paid	$ 5,531	$ 3,329
Income Taxes Paid	$ 2,868	$ 2,220
The accompanying notes are an integral part of these consolidated statements.

The sale of the discontinued subsidiary resulted in an increase in deposits of the Bank as BWC Mortgage Services maintains an account with the Bank. Prior to the sale of BWC Mortgage Services, the BWC Mortgage Services account held at the Bank was eliminated in consolidation. The cash retained by the holding company as a result of the sale is held in an account at the Bank, which is eliminated in consolidation.

BWC FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation in conformity with Generally Accepted Accounting Principles.

Certain information and footnote disclosures presented in the Corporation's annual consolidated financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2005 10-K. The results of financial condition and operations of interm periods presented are not necessarily indicative of the operating results for the full year.

2:	INVESTMENT SECURITIES

An analysis of the investment security portfolio at June 30, 2006 follows:
In thousands
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
U.S. Treasury Securities	$ 260	$ -	$ 8	$ 252
Securities of U.S. Government Agencies	65,002	-	900	64,102
Taxable Securities of State and
Political Subdivisions	12,174	-	354	11,820
Corporate Debt Securities	2,113	-	80	2,033
Total	79,549	-	1,342	78,207
Held-to-maturity
Obligations of State and Political Subdivisions	11,684	3	186	11,501
Total Investment Securities	$ 91,233	$ 3	$ 1,528	$ 89,708

In 2006 the Corporation received proceeds from call of available-for-sale investment securities of
$500,000. Gross realized gains/(losses) included in other noninterest income totaled $0 for the first half of 2006 and $3,000 for the first half of 2005.

The maturities of the investment security portfolio at June 30, 2006 follow:
In thousands	Held-to-maturity
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 4,249	$ 4,228	3.52%
After one year through five years	6,979	6,820	4.12%
Over five years through ten years	456	453	5.20%
Total	$ 11,684	$ 11,501	3.81%

	Available-for-Sale
	Amortized	Estimated Fair	Effective
	Cost	Value	Yield
Within one year	$ 37,638	$ 37,361	3.92%
After one year through five years	41,911	40,846	3.92%
Total	$ 79,549	$ 78,207	3.17%

At June 30, 2006 securities with a book value of $18,168,000 were pledged to secure public deposits.
Market value of these same securities on that date was $17,701,000. The Corporation also had pledged securities for its Repo Sweep program of $35,056,000. Market value of these same securities on that date was $34,422,000.

Unrealized losses in the portfolio have increased due to the rising interest rates in the market which drive down the fair value of the underlying securities. The following table reflects the unrealized loss position within the Corporation’s investment portfolio.

SECURITY UNREALIZED LOSS POSITIONS

The following summarizes temporarily impaired investment securities at June 30, 2006

In thousands

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Treasury Securities and Securities
of U.S. Government Agencies	$ 33,737	$ 230	$ 30,617	$ 678	$ 64,354	$ 908
Obligations of State and Political
Subdivisions	4,229	21	7,272	165	11,501	186
Taxable Obligations of State and
Political Subdivisions	2,628	27	9,192	327	11,820	354
Corporate debt securities	996	20	1,037	60	2,033	80
Total temporarily impaired securities	$ 41,590	$ 298	$ 48,118	$ 1,230	$ 89,708	$ 1,528

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Corporation has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2006, there are approximately 87 investment securities with unrealized losses. The Corporation has the ability and intent to hold these securities until their maturity and anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

3.       ALLOWANCE FOR CREDIT LOSSES

In thousands
	For the Six Months Ended June 30,
	2006	2005
Total loans outstanding at end of
period, before deducting allowance
for credit losses (1)	442,634	392,403

Allowance for credit losses at
beginning of period	7,493	7,670

Charge-offs	(110)	(270)
Recoveries	45	75
Net (charge-offs)/recoveries	(65)	(195)

Provisions	-	-
Allowance for credit losses at
end of period	$ 7,428	$ 7,475
Ratio of allowance for credit
losses to loans	1.68%	1.90%

4.	COMPREHENSIVE INCOME

The components of other comprehensive income for the six months ended June 30, 2006 and 2005 are as follows:
In thousands	2006	2005
Unrealized loss arising during the period,
net of tax	$ (219)	$ (119)
Reclassification adjustment for net realized
gains of securities available-for-sale included
in net income during the year, net of tax	-	2

Net unrealized gain(loss) included in other
comprehensive income	$ (219)	$ (121)

5.	BUSINESS SEGMENTS

In May of this year, the Corporation announced that it had entered into an agreement and plan of merger with First Republic Bank. Also, on May 22, 2006, BWC Financial Corp announced that it had entered into an Agreement for the sale its majority interest in BWC Mortage Services to its joint venture partner, Simonich Corporation for a total cash purchase price of approximately $1,029,000, which represented the Corporation’s equity in this joint venture. This Agreement was executed by the parties on May 20, 2006 with the transfer of rights and interest as a joint venture partner and the assumption of liabilities by Simonich Corporation effective as of May 1, 2006. Following the dissolution of this subsidiary, the Corporation had no other business segments other than the Bank of Walnut Creek. The Corporation’s income statements have been recast to reflect the financial position and results of operations of BWC Mortgage Services as discontinued operation.

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

The pre-tax share-based employee compensation expense recorded in the 2006 first six months was approximately $93,000 with a corresponding deferred tax benefit of $4,000. The total remaining unrecognized compensation costs associated with current options granted is $311,000. It is estimated, at this time, that this expense will average $43,000 each of the remaining quarters of 2006.

During the six months ended June 30, 2006, the stock option activity under our 2000 Stock Option Plan was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)
Outstanding, January 1, 2006	156,267	$ 19.25
Granted	-	$ -
Exercised	23,477	$ 14.70
Forfeited	-	$ -
Outstanding, June 30, 2006	132,790	$ 19.72	6.57	$ 3,275
Options exercisable as of June 30, 2006	71,064	$ 16.08	5.23	$ 2,011

Other information pertaining to option activity during the six-month periods ended June 30, 2006 and June 30, 2005 was as follows:

	June 30, 2006	June 30, 2005
Weighted average grant-date fair value of stock options granted:	Not applicable	Not applicable
Total fair value of stock options vested:	$ 135,000	$ 165,000
Total intrinsic value of stock options exercised:	$ 592,000	$ 246,000

Under the Corporation’s 2000 Stock Option Plan, approved by shareholders in May of 2000, 490,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vest over a five (5) year period from the option grant date.

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

Results for the 2005 first six months and second quarter have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plan been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first six months and second quarter would have been the pro forma amounts indicated below:

For the Six Months Ended June 30, 2005
In thousands except per-share amounts	2005
Net income, as reported	$ 3,662
Deduct: Total stock-based compensation expense
determined under the fair-value-based method
for all awards, net of related taxes	78
Pro forma net income	$ 3,584

Basic income per share, as reported	$ 0.87
Pro forma basic income per share	$ 0.85

Diluted income per share, as reported	$ 0.86
Pro forma diluted income per share	$ 0.84

Weighted Average Basic Shares	4,213,315
Weighted Average Diluted Shares	4,269,954

For the Three Months Ended June 30, 2005
In thousands except per-share amounts	2005
Net income, as reported	$ 1,982
Deduct: Total stock-based compensation expense
determined under the fair-value-based method
for all awards, net of related taxes	39
Pro forma net income	$ 1,943

Basic income per share, as reported	$ 0.47
Pro forma basic income per share	$ 0.46

Diluted income per share, as reported	$ 0.46
Pro forma diluted income per share	$ 0.46

Weighted Average Basic Shares	4,197,791
Weighted Average Diluted Shares	4,255,761

The Corporation’s policy is to issue new shares when options granted are exercised.

7. EARNINGS PER SHARE

The Corporation computes earnings per share (EPS) in accordance with SFAS No. 128, Earnings per Share.
SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents.

	For the Six Month Period Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income from continuing operations	$ 4,164,000
Basic EPS:
Net earnings available to
common shareholders	4,164,000	4,133,402	$ 1.01
Effect of Dilutive Securities:
Stock options		47,672
Diluted EPS:
Net earnings available to common
shareholders plus assumed conversions	$ 4,164,000	4,181,074	$ 1.00

	For the Three Month Period Ended June 30, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income from continuing operations	$ 2,127,000
Basic EPS:
Net earnings available to	2,127,000	4,137,935	$ 0.52
common shareholders
Effect of Dilutive Securities:
Stock options		41,960
Diluted EPS:
Net earnings available to common
shareholders plus assumed conversions	$ 2,127,000	4,179,895	$ 0.51

	For the Six Month Period Ended June 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income from continuing operations	$ 3,451,000
Basic EPS:
Net earnings available to
common shareholders	3,451,000	4,213,315	$ 0.82
Effect of Dilutive Securities:
Stock options		56,639
Diluted EPS:
Net earnings available to common
shareholders plus assumed conversions	$ 3,451,000	4,269,954	$ 0.81

	For the Three Month Period Ended June 30, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income from continuing operations	$ 1,837,000
Basic EPS:
Net earnings available to	1,837,000	4,197,791	$ 0.44
common shareholders
Effect of Dilutive Securities:
Stock options		57,970
Diluted EPS:
Net earnings available to common
shareholders plus assumed conversions	$ 1,837,000	4,255,761	$ 0.43

8.	PROPOSED NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which prescribes a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position shall be recognized when it is more-likely-than-not (likelihood of more than fifty percent), based on technical merits, that the position will be sustained upon examination. A tax position that meets this threshold shall be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority, based on the facts, circumstances and information available at the reporting date. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year and disclosed in the year of adoption. In addition, FIN 48 requires new disclosures at the end of each annual reporting period for unrecognized tax benefits, interest or penalties associated with tax positions and tax years subject to examination by major tax jurisdictions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of FIN 48 on the Corporation’s financial condition and results of operations.

9.	DISCONTINUED OPERATIONS

On May 1, 2006, the Corporation entered into a definitive agreement to transfer substantially all of the net assets, including cash of $1,029,000 of its majority owned subsidiary, BWC Mortgage Services, to the minority holder, Simonich Corporation, a California corporation. As part of the transaction, the Corporation retained a portion of the subsidiary’s cash equal to its carrying value in the equity of the joint venture. Accordingly, there was no gain or loss recognized on the transaction. Additionally, as a result of this transaction, we have adjusted the financial position and operating results to reflect BWC Mortgage Services as a discontinued operation for all periods presented.

16

The financial results of BWC Mortgage Services in discontinued operations, are as follows:

For the three months	For the six months
Ended June 30,	Ended June 30,

	2006	2005	2006	2005
Income From Continuing Operations	$ 2,127	$ 1,837	$ 4,164	$ 3,451

Income from Operations of Discontinued Subsidiary
Before Provision for Income Taxes	$ 20	$ 235	$ 83	$ 341
Provision for Income Taxes	9	90	33	130
Income From Discontinued Operations	11	145	50	211
Total Net Income	$ 2,138	$ 1,982	$ 4,214	$ 3,662

Total assets sold to and liabilities assumed by Simonich Corporation on May 1, 2006, as well as total assets and liabilities of BWC Mortgage Services included in the Corporations balance sheet for December 31, 2005 and June 30, 2005, are as follows:

(In thousands)	April 30,	December 31,	June 30,
	2006	2005	2005
Cash & Due From Banks	$ 1,803	$ 1,541	$ 1,880
Loans held for sale	3,963	7,274	16,461
Equipment, Net	436	481	418
Interest Receivable and Other Assets	293	355	567
TOTAL ASSETS	$ 6,495	$ 9,651	$ 19,326

Borrowings under Lines of Credit	3,720	7,033	16,541
Other Borrowings	155	349	149
Interest Payable and Other Liabilities	$ 561	$ 200	$ 567
TOTAL LIABILITIES	$ 4,436	$ 7,582	$ 17,257

The Corporation’s minority interest maintained deposit accounts with the Corporation’s Bank subsidiary, Bank of Walnut Creek, both prior to and following the sale. Prior to the sale, these accounts were eliminated in consolidation. Following the sale, the deposits of BWC Mortgage were no longer subject to elimination and are included in the deposits held at the Bank. The portion of the cash retained by the Corporation was retained in an account at Bank of Walnut Creek and was eliminated upon consolidation, which resulted in no amount being shown on the cash flow statement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical financial information contained herein, certain matters discussed in the Annual Report of BWC Financial Corp. constitute “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to BWC Financial Corp.(Corporation) and the Bank of Walnut Creek (Bank), include, but are not limited to, those related to the economic environment, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, loan delinquency rates, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

Selected Financial Data - Summary:
The following table provides certain selected consolidated financial data as of and for the three month and six-month periods ended June 30, 2006 and 2005.
		Quarter Ended		Year to Date
SUMMARY INCOME STATEMENT		June 30,		June 30,
(Unaudited in thousands except share data)	2006	2005	2006	2005
Interest Income	$ 10,551	$ 8,232	$ 20,258	$ 15,904
Interest Expense	2,912	1,722	5,332	3,092
Net Interest Income	7,639	6,510	14,926	12,812
Non-interest Income	594	603	1,154	1,170
Non-interest Expense	4,819	4,117	9,402	8,300
Income from Continuing
Operations Before Provision for Income Taxes	3,414	2,996	6,678	5,682
Income Taxes	1,287	1,159	2,514	2,231
Net Income from Continuing Operations	$ 2,127	$ 1,837	$ 4,164	$ 3,451
Income from Operations of Discontinued
Subsidiary, net of tax	$ 11	$ 145	$ 50	$ 211
Total Net Income	$ 2,138	$ 1,982	$ 4,214	$ 3,662

Per share:
Basic Earnings Per Share - Continuing Operations	$ 0.52	$ 0.44	$ 1.01	$ 0.82
Diluted Earnings Per Share - Continuing Operations	$ 0.51	$ 0.43	$ 1.00	$ 0.81
Basic Earnings Per Share - Discontinued Operations	$ 0.00	$ 0.03	$ 0.01	$ 0.05
Diluted Earnings Per Share - Discontinued Operations	$ 0.00	$ 0.03	$ 0.01	$ 0.05
Total Basic Earnings Per Share	$ 0.52	$ 0.47	$ 1.02	$ 0.87
Total Diluted Earnings Per Share	$ 0.51	$ 0.46	$ 1.01	$ 0.86

Weighted Average Basic Shares	4,137,935	4,197,791	4,133,402	4,213,315
Weighted Average Diluted Shares	4,179,895	4,255,761	4,181,074	4,269,954
Cash dividends	$ 0.10	$ 0.08	$ 0.20	$ 0.16
Book value at period-end			$ 13.21	$ 11.25
Ending shares			4,152,306	4,171,213

Selected Financial Data – Summary – Cont.:
	Quarter Ended		Year to Date
	June 30,		June 30,
Financial Ratios:	2006	2005	2006	2005
Return on Average Assets	1.52%	1.54%	1.52%	1.45%
Return on Average Equity	15.92%	16.50%	15.96%	15.30%
Net Interest Margin to Earning Assets	5.71%	5.44%	5.74%	5.49%
Net loan losses to average loans	0.02%	0.06%	0.02%	0.05%
Efficiency Ratio (Bank only)	54.21%	56.74%	55.90%	58.00%

SUMMARY BALANCE SHEET
(Unaudited in thousands)	June 30,	June 30,
Assets:	2006	2005
Cash and Equivalents	$ 28,992	$ 57,878
Investments	89,891	63,476
Loans	442,634	392,403
Allowance for Credit Losses	(7,428)	(7,475)
BWC Mortgage Services, Loans Held-for-Sale	-	30,027
Other Assets	15,877	15,379
Total Assets	$ 569,966	$ 551,688

Deposits:	$ 422,038	$ 415,478
Other Borrowings	90,705	84,105
Other Liabilities	2,387	3,606
Total Liabilities	515,130	503,189
Equity	54,836	48,499
Total Liabilities and Equity	$ 569,966	$ 551,688
The accompanying notes are an integral part of these consolidated statements. 2005 figures include balances from discontinued Subsidiary, See Note 9.

General

Prime rate averaged 7.66% during the first half of 2006, compared to 5.68% for the first half of 2005, an increase of 1.98% between the comparable periods. Due to the Corporation’s asset-sensitive position, the increase in interest rates has resulted in a broadening of the Corporation’s net interest margin which averaged 5.74% for the first half of 2006, as compared to 5.50% in 2005. Continued increases in interest rates will have a positive effect on net interest income in 2006.

Total assets of the Corporation at June 30, 2006 of $569,966,000 increased $18,278,000, or 3%, as compared to June 30, 2005. Total loans of the Bank of $442,634,000 at June 30, 2006 increased $50,231,000, or 13%, during the same period. Total deposits of $422,038,000 increased $6,560,000, or 1.6%, during the same period.

The Corporation’s loan-to-deposits, plus Repurchase Agreements, plus FHLB borrowings ratio as of June 30, 2006 and 2005 was 86% and 84%, respectively. Repurchase Agreements represent business deposits which have been swept from their deposit accounts into an overnight collateralized borrowing account, by the Bank. Interest is paid to the depositors on these sweep arrangements. This service allows the Bank use of business funds that might otherwise not be available and at a rate that is profitable to the Bank. A significant portion of the Bank’s commercial real-estate lending is fixed-rate and funded, not by deposits, but by fixed-rate borrowings, of similar duration, from the Federal Home Loan Bank. A yield maintenance provision is incorporated in the Bank’s loan documents to its borrowers, so that in the event of prepayment of the borrower’s loan, the borrower’s prepayment charges will be sufficient to cover the charges assessed by the FHLB when the Bank prepays the supporting loan from the FHLB.

Since the beginning of the year, total assets have increased $28,169,000, or approximately 5%. During this same time there was an increase of $39,662,000 in the Bank’s loan portfolio. The majority of the increase was in commercial real estate loans, which increased $21,252,000, and in commercial loans, which increased $11,936,000.

Net Income

Net income for the first six months in 2006 of $4,214,000 reflects an increase of $552,000 from the first six months in 2005. This represented a return on average assets during the quarter of 1.52% as compared to 1.45% in 2005, and a return on average equity of 15.96% as compared to 15.30% in 2005. The increase in rates of return is the result of the continued increases in the prime and market rates from their historically low levels during 2004. Since most of the Corporation’s loans are indexed to the prime rate, increases in this index result in increases in the Corporation’s return on assets to a greater extent than increases in its interest-bearing deposits and borrowings.

Earning assets averaged $527,301,000 during the first half of 2006, an increase of $51,610,000 from the comparable period in 2005. During this same period, loans of the Bank averaged $422,596,000, an increase of $36,088,000 over 2005. Deposits averaged $422,890,000, an increase of $19,743,000 from 2005. FHLB fixed-rate borrowings and other borrowings averaged $74,104,000 during the first half of 2006, an increase of $25,953,000 over 2005.

Diluted earnings per share, from continuing operations, for the first six months of 2006 were $1.00 as compared to $0.81 for the first six months of 2005. Diluted earnings per share, of total operations, for the first six months of 2006 were $1.01 as compared to $0.86 for 2005.

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

The following table delineates the impacts of changes in the volume of earning assets, changes in the volume of interest-bearing liabilities, and changes in interest rates on net interest income for the six-month period ended June 30, 2006 and 2005.

		Six Months			Six Months
		Ended June 30,			Ended June 30,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
EARNING ASSETS: (1)	Balance	Expense	Rate	Balance	Expense	Rate
Loans (3,4,5)	$ 422,596	$ 18,222	8.70%	$ 386,508	$ 14,557	7.59%
Investment Securities, Fed Funds, Other (2)	104,705	2,036	4.09%	89,183	1,347	3.37%
TOTAL EARNING ASSETS	$ 527,301	$ 20,258	7.78%	$ 475,691	$ 15,904	6.80%

INTEREST-BEARING LIABILITIES:	Avg.Volume	YTD Int.	Rate	Avg.Volume	YTD Int.	Rate
Interest-bearing Deposits	$ 278,975	$ 3,493	2.52%	$ 265,658	$ 1,953	1.48%
FHLB & Other Borrowings, Bank	74,104	1,839	5.00%	48,151	1,139	4.77%
TOTAL INTEREST-BEARING LIABILITIES	$ 353,079	$ 5,332	3.05%	$ 313,809	$ 3,092	1.99%

NET INTEREST INCOME	$ 174,222	$ 14,926	5.74%	$ 161,882	$ 12,812	5.49%

		Quarter			Quarter
		Ended June 30,			Ended June 30,
		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
EARNING ASSETS: (1)	Balance	Expense	Rate	Balance	Expense	Rate
Loans (3,4,5)	$ 435,065	$ 9,521	8.78%	$ 391,729	$ 7,532	7.71%
Investment Securities, Fed Funds, Other (2)	104,705	1,030	4.11%	93,388	700	3.33%
TOTAL EARNING ASSETS	$ 539,770	$ 10,551	7.87%	$ 485,117	$ 8,232	6.87%

INTEREST-BEARING LIABILITIES:	Avg.Volume	Quarterly	Rate	Avg.Volume	Quarterly	Rate
Interest-bearing Deposits	$ 281,252	$ 1,872	2.67%	$ 268,059	$ 1,111	1.66%
FHLB & Other Borrowings, Bank	83,793	1,040	4.98%	51,862	611	4.73%
TOTAL INTEREST-BEARING LIABILITIES	$ 365,045	$ 2,912	3.20%	$ 319,921	$ 1,722	2.16%

NET INTEREST INCOME	$ 174,725	$ 7,639	5.71%	$ 165,196	$ 6,510	5.44%

1.	Minor rate differences from a straight division of interest by average assets are due to the rounding of average balances.
2.	Amounts calculated on a fully tax-equivalent basis where appropriate (2006 and 2005 Federal Statutory Rate was 34%).
3.	Nonaccrual loans were $0 as of June 30, 2006 and 2005. Interest income is included on nonaccrual loans only to the extent to which cash payments have been received.
4.	Average loans are net of average deferred loan origination fees of $1,491,000 and $1,477,000 in 2006 and 2005, respectively.
5.	Loan interest income includes loan origination fees of $965,000 and $1,070,000 in 2006 and 2005, respectively.

Net interest income during the first six months of 2006 was $14,926,000, or $2,114,000 greater than the comparable period in 2005. This increase is the result of increase in both volume and rate of earning assets. An analysis of the changes indicates that net interest income increased $1,012,000 due to volume and $1,102,000 due to increases in rates.

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

The ratios of the allowance for credit losses to total loans as of June 30, 2006 was 1.68%, as compared to 1.90% for the period ending June 30, 2005. The reason for the decrease in the allowance ratio is due to loan growth between the respective periods of $50,231,000. The Corporation’s ratios for both periods are considered adequate to provide for losses inherent in the loan portfolio.

The Corporation performs a quarterly analysis of the adequacy of its allowance for credit losses. As of June 30, 2006 the Corporation had $6,185,000 in allocated reserves and $1,243,000 in unallocated reserves as compared to unallocated reserves of $1,266,000 the prior year and $1,270,000 as of December 31, 2005. The Corporation’s management believes that the amount of unallocated reserves is reasonable, due to the growth of the Bank’s loan portfolio and the type of credit products that comprise the portfolio.

The Corporation had net credit losses of $65,000 during the first half of 2006, as compared to net credit losses of $195,000 during the comparable period in 2005.

The following table provides information on past-due and nonaccrual loans:

	For the Six months Ended June 30,
	2006	2005
Loans Past Due 90 Days or More	$ 24,000	$925,000
Nonaccrual Loans	--	--
Total	$ 24,000	$925,000

As of June 30, 2006 and 2005, no loans were outstanding that had been restructured. No interest earned on nonaccrual loans that was recorded in income during 2006 remains uncollected. Interest foregone on nonaccrual loans was approximately $0 as of June 30, 2006 and June 30, 2005.

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

24

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

Noninterest Income

Noninterest income during the first half of 2006 of $1,154,000 was $16,000 less than during the comparable half of 2005. The Corporation reflected a decrease in service charges of $30,000 from the prior year, related to its free checking program and to the increasing earning credit on business accounts, due to higher interest rates, which also reduce service charges on these accounts. Fee income from other sources increased $17,000 during the comparable periods.

Noninterest income from discontinued operations during the first six months of 2006, which are included in Income from Discontinued Operations, was $4,871,000 and during the same period in 2005 were $6,456,000. The primary reason for the decrease is because this subsidiary was discontinued as of May 1, 2006, resulting in only four months of reported income vs. six in 2005. Their income was also reduced due to rising interest rates and the related slow-down in the mortgage market.

During the second quarter of 2006 noninterest income was $594,000 which was comparable to the second quarter of 2005 of $603,000. The modest decrease was primarily related to a decrease in service charge income of $6,000.

Noninterest income from discontinued operatons during the three months ending June 30, 2006, was $1,295,000, and for the comparable period in 2005, were $3,621,000. The same reasons as reported for the six month period apply. There was only one month of reported income for the discontinued subsidiary during the second quarter of 2006 vs. three in 2005.

Noninterest Expense

Noninterest expense during the first half of 2006 was $9,402,000, which was $1,102,000 greater than during the comparable half of 2005. The increase in 2006 was primarily related to increases in salaries and related benefits, which was $572,000 over the first half of 2005. Over $90,000 was related to the expensing of stock options, which is required beginning this year. We do not expect to grant any additional employee options, assuming our agreement and plan of merger with First Republic Bank is consummated. The additional increase is related to the continued growth and increased activity of the Corporation, on the increases in medical costs, cost-of-living increases and on the provision for probable bonuses (tied to performance goals) and on merit increases. The Bank averaged 118 FTE during the first half of 2006 as compared to 113 during the same period in 2005.

Occupancy expense of $900,000 increased $41,000 during the first half of the current year, as compared to the prior year related to CPI indexed annual increases and to operating cost increases.

Furniture and equipment expense of $333,000 was up $17,000 from the prior year related to replacement of older equipment including a new mainframe computer.

Other expenses of $2,714,000 increased $472,000 from the prior year, of which approximately $350,000 were one time charges related to the merger activities of the Corporation with First Republic Bank.

Noninterest expense from discontinued operatons during the first six months of 2006, which are included in Income from Discontinued Operations, was $5,025,000 and during the same period in 2005 were $6,267,000. The primary reason for the decrease is because this subsidiary was discontinued as of May 1, 2006, resulting in only four months of reported expenses vs. six months in 2005. Their expense was also reduced due to rising interest rates and the related slow-down in the mortgage market.

During the second quarter of 2006 noninterest expense of $4,819,000 was $702,000 greater than in the second quarter of 2005. Of this increase, $350,000 is due to charges related to the Corporation’s merger agreement with First Republic Bank. The balance of $352,000 is related primarily to salary and benefit increases of $261,000.

Noninterest expense from discontinued operatons during the three months ending June 30, 2006, was $1,366,000, and for the comparable period in 2005, were $3,434,000. The same reasons as reported for the six month period apply. There was only one month of reported expense for the discontinued subsidiary during the second quarter of 2006 vs. three in 2005.

Other Real Estate Owned

As of June 30, 2006, the Corporation had no “other real-estate-owned” assets (assets acquired as the result of foreclosure on real estate collateral) on its books.

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

The Bank's Tier 1 and Total (which included Tier 1 and Tier 2) risk-based capital ratios surpassed the regulatory minimum of 4% and 8% at June 30 for both 2006 and 2005. The FDIC also adopted a leverage ratio requirement. This ratio supplements the risk-based capital ratios and is defined as Tier 1 capital divided by the quarterly average assets during the reporting period. The requirement established a minimum leverage ratio of 3% for the highest-rated banks.

The following table shows the Corporation's risk-based capital ratios and leverage ratio as of June 30, 2006, December 31, 2005, and June 30, 2005.

Risk-based capital ratios:	Capital Ratios
Minimum
Current guidelines	June 30,	December 31,	June 30,	Regulatory
	2006	2005	2005	Requirements
Tier 1 capital	10.94%	10.83%	10.34%	4.00%
Total capital	12.19%	12.07%	11.56%	8.00%
Leverage ratio	9.87%	9.23%	9.48%	3.00%

Off-Balance Sheet Commitments:

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as commitments to extend credit that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

A schedule of significant commitments at June 30, 2006 follows:
In thousands
Commitments to extend credit:
Unused real estate construction commitments	$ 49,246
Unused commercial loan commitments	72,524
Revolving home equity and credit card lines	67,036
Standby letters of credit	3,906
Total	$ 192,712

Liquidity

The objective of liquidity management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance-sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or the Corporation may become unduly reliant on alternative funding sources. The Corporation maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The Corporation’s securities portfolio has an average duration of less than two years, with 46% maturing within one year and 71% within 2 years. The Bank can also raise liquidity through the sale of Commercial Real Estate loans and SBA Loans.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Consolidated Statement of Cash Flows, the largest source of funds was in financing activities. The Corporation’s new Repo Sweep product brought in $27,412,000 for the period ended June 30, 2006. Also, an increase in long-term FHLB borrowing provided funds available for lending activities of $6,986,000 since the first of the year. The primary area of uses of funds was in investing activities from the origination of loans which increased $39,727,000 since the first of the year, as compared to $11,916,000 during the first half of 2005. Refer to the Statement of Cash Flows for additional information on sources and uses of cash.

The majority of the Corporation’s funding normally comes from customer deposits within its operating region. In the period ended June 30, 2005 the Corporation received $22,539,000 from the growth of deposits; however, for the period ended June 30, 2006 the Corporation only received $862,000, whereas loan growth in 2006 used $39,727,000 in fund sources. This demand for funds was met primarily from maturing/called investments of $16,384,000 and from the Repo Sweep program.

Deposits, the most significant source of funding, comprised approximately 74%, 78% and 75% of total assets, as of June 30, 2006, December 31, 2005 and June 30, 2005.

The Corporation’s management has an effective asset and liability management program and carefully monitors its liquidity on a continuing basis. Additionally, the Corporation has available from correspondent banks Federal Fund lines of credit totaling $30,000,000. In addition, the Corporation has approximately $33,029,000 in secured borrowing capacity with the Federal Home Loan Bank and a $1,000,000 secured borrowing line with the Federal Reserve Bank. The Corporation can also raise funds through the sale of SBA and Commercial Real Estate loans into the secondary market.

At the holding company level, the Corporation uses cash to repurchase common stock and pay for professional services and miscellaneous expenses. The main sources of funding for the holding company include dividends and returns on investment from its subsidiaries.

During the past two years, the primary source of funding for the holding company has been receipts from dividends, stock options exercised, and returns on investment from its subsidiary, the Bank of Walnut Creek. The Bank declared a $500,000 dividend to the holding company during the first half of 2006. The Corporation also received approximately $1,029,000 related to the sale of its interest in BWC Mortgage Services. During the first half of 2005, the Bank declared a $500,000 dividend to the Corporation. The Bank also provided liquidity to the Corporation in the form of returns of capital during the first half of 2006 and 2005 of $4,214,000 and $3,451,000, respectively. As of January 1, 2006, the amount of dividends the bank subsidiary can pay to the parent company without prior regulatory approval was $19,158,000, versus $13,410,000 at January 1, 2005. The subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the holding company.

Funds are available from a number of off-balance sheet sources, including the Federal Home Loan Bank, the Federal Reserve Bank, the Federal Funds borrowing lines the Bank has, and the capital markets. The liquidity position is continually monitored and reported on monthly to the Asset/Liability Management Committee.

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk:

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

As part of the GAP analysis to help manage interest-rate risk, the Corporation also performs an earnings simulation analysis to identify the interest-rate risk exposures resulting from the Corporation’s asset and liability positions, such as its loans, investment securities and customer deposits. The Corporation’s policy is to maintain a risk of a 2% rate shock to net interest income at risk to a level of not more than 15%. The earnings simulation analysis as of June 30, 2006 estimated that a 2% interest-rate shock (decrease) could lower net interest income by $1,041,000, which is 3.49% of 2006 annualized net interest income.

This earnings simulation does not account for the potential impact of loan prepayments, deposit drifts, or other balance sheet movements in response to modeled changes in interest rates, and the resulting effect, if any, on the Corporation’s simulated earnings analysis.

Interest Rate Sensitivity

Proper management of the rate sensitivity and maturities of assets and liabilities is required to provide an optimum and stable net interest margin. Management of interest rate sensitivity spread is important for achieving this objective and for developing strategies and means to improve profitability. The schedules shown below reflect the interest-rate sensitivity position of the Corporation as of June 30, 2006. In a rising interest-rate environment, the Corporation’s net interest margin and net interest income will improve. A falling interest-rate environment will have the opposite effect. Management believes that the sensitivity ratios reflected in these schedules fall within acceptable ranges, and represent no undue interest-rate risk to the future earnings prospects of the Corporation.

Repricing within:	3	3-6	12	1-5	Over 5
In thousands	Months	Months	Months	Years	Years	Totals
Assets:
Federal Funds Sold & Short-term
Investments	$ 13,157	$ -	$ -	$ -	$ -	$ 13,157
Investment securities	11,652	17,191	12,767	47,825	456	89,891
Construction & Real Estate Loans	143,428	29,069	1,772	45,275	54,243	273,787
Commercial Loans	73,160	12,055	1,997	11,410	6,638	105,260
Installment Loans	41,773	4	8	26	-	41,811
Leases	3,087	2,348	4,441	11,900	-	21,776
Interest-bearing assets	$ 286,257	$ 60,667	$ 20,985	$ 116,436	$ 61,337	$ 545,682

Liabilities:
Money market accounts	$ 91,567	$ 91,566	$ -	$ -	$ -	$ 183,133
Time deposits <$100,000	6,547	4,759	6,309	1,994	-	19,609
Time deposits >$100,000	5,983	6,091	6,116	1,435	-	19,625
Federal Funds Borrowed	-		-	-	-	-
Federal Home Loan Bank Borrowings	422	428	872	13,577	47,994	63,293
Repo Sweep accounts	27,412	-	-	-	-	27,412
Interest-bearing liabilities	$ 131,931	$ 102,844	$ 13,297	$ 17,006	$ 47,994	$ 313,072

Rate-sensitive gap	$ 154,326	$ (42,177)	$ 7,688	$ 99,430	$ 13,343	$ 232,610
Cumulative rate-sensitive gap	$ 154,326	$ 112,149	$ 119,837	$ 219,267	$ 232,610

Cumulative rate-sensitive ratio	2.17	1.48	1.48	1.83	1.74

ITEM 4:	Controls and Procedures:

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Securities Exchange Act Rule 13(a)-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Corporation which is required to be included in the Corporation’s periodic Securities and Exchange Commission filings. No change in internal control over financial reporting, as defined in Securities and Exchange Act Rule 13(a)-15(f), occurred during the fiscal quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Risk factors are determined to be the same as set forth in the Corporation’s 10-K statement for 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

A $.10 per share cash dividend was declared by the Board of Directors on April 25, 2006 to Shareholders of Record as of May 11, 2006 and again on July 25, 2006 to Shareholders of Record as of August 7, 2006.

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

BWC FINANCIAL CORP.

(Registrant)

August 11, 2006

___________________________	_________________________________
Date	James L. Ryan
Chairman and Chief Executive Officer

August 11, 2006

______________________	________________________________
Date	Leland E. Wines
CFO and Corp. Secretary

Certification:

I, Leland E. Wines, EVP/CFO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

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

Date: August 11, 2006

Leland E. Wines

EVP/CFO

Exhibit 31.1

Certification:

I, James L. Ryan, Chairman and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BWC Financial Corp;

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

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

Date: August 11, 2006

James L. Ryan

Chairman and CEO

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leland E. Wines, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 11, 2006

________________________

LELAND E. WINES

EVP/CFO & Corp. Secretary

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BWC Financial Corp. (the “Corporation”) on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James L. Ryan, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Corporation.

DATE: August 11, 2006

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